Form 10-K
period 2023-12-31
CADIZ INC
filed 2024-03-28
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2023 was approximately $142,292,493 based on 35,047,412 shares of common stock outstanding held by nonaffiliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2024 the Registrant had 67,063,450 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules”.

Cadiz Inc.

ii

Cadiz Inc.

PART I

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-K contains forward-looking statements with regard to financial projections, proposed transactions such as those concerning the further development of our portfolio of assets, information or expectations about our business strategies, results of operations, products or markets, or otherwise makes statements about future events. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, the cautionary statements under the caption “Risk Factors”, as well as other cautionary language contained in this Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this Form 10-K, you should keep in mind the cautionary statements described above.

ITEM 1. Description of Business

Business Overview

We are a water solutions provider with a unique combination of land, water, pipeline and water filtration technology assets located in Southern California between major water systems serving population centers in the Southwestern United States. Our portfolio of assets includes 2.5 million acre-feet of water supply (permits complete), 220 miles of existing, buried pipeline, 1 million acre-feet of groundwater storage capacity, and versatile, scalable and cost-effective water filtration technology.  We will provide products and services to public water systems, government agencies and commercial clients.

We own approximately 46,000 acres of land with high-quality, naturally recharging groundwater resources in Southern California’s Mojave Desert (“Cadiz Property”). Our land holdings with vested water rights were assembled by our founders in the early 1980s, relying on NASA imagery that identified a desert aquifer system at the base of a vast Southern California watershed. The aquifer system underlying our property in the Cadiz Valley (“Cadiz Ranch”) presently holds 17 - 34 million acre-feet of groundwater in storage – comparable in size to the largest reservoir in the United States, Lake Mead.

In 2008, we entered into a 99-year lease with the Arizona & California Railroad Company (“ARZC”) that will allow us to co-locate and construct a 43-mile water conveyance pipeline (“Southern Pipeline”) within an existing, active railroad right-of-way (“ROW”) that extends from the Cadiz Ranch to the Colorado River Aqueduct (“CRA”), one of Southern California’s primary sources of water supply.

In 2021, we completed the acquisition of a 30” steel natural gas pipeline (“Northern Pipeline”) that extends 220-miles from the Cadiz Ranch across Kern and San Bernardino Counties terminating in California’s Central Valley. The pipeline, originally constructed to transport fossil fuels, is idle, and we are preparing to convert the pipeline to transport water. The route of the Northern Pipeline intersects several water conveyance facilities that serve Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline.

Cadiz Inc.

In 2022, we completed the acquisition of the assets of ATEC Systems, Inc., a producer of specialized filtration systems for removal of common groundwater contaminants that pose health risks in drinking water, including iron, manganese, arsenic, nitrates, Chromium 6 and other constituents of concern.

The Water Industry Value Chain

The water industry value chain today includes water supply, water storage, wastewater treatment, long-range conveyance, local distribution systems, and a wide range of products, technologies and services for monitoring, moving, trading, treating and integrating water resources across thousands of miles to address the challenges and demands of a diverse customer base. The water industry customer base includes regional wholesale water agencies responsible for acquiring, distributing and managing imported water resources; water and wastewater utilities that supply, treat and monitor clean water or transport, treat and analyze wastewater or storm water through an infrastructure network; government agencies responsible for public safety, environmental protection and economic security; and commercial and industrial customers requiring long-term, reliable supplies of clean, affordable water for their customers and businesses.

Climate change has disrupted hydrological cycles around the world.  Extreme weather has created extreme unpredictability with regard to water supply for human consumption.  Increasingly frequent and intense storms and swings between wet and dry years have created an urgent demand for technologies, services and infrastructure investment to capture, store and transport fresh water. Moreover, violent weather, extreme flooding and increasingly stringent regulatory restrictions on water quality have exceeded the capacity of existing water infrastructure and increased the cost of water over the last decade.

Water industry customers today require products, services, technology, and integrated solutions that address the challenges of scarcity of freshwater supplies, rising pollution, stricter regulations, infrastructure limitations and increasing operational costs.

Business Strategy

With the addition of pipeline infrastructure and water filtration technology to our portfolio of assets, our business now enables us to begin to offer integrated products and services to public water systems and other water industry customers in addition to products and services focused solely on water supply and water storage.

Description of Assets by Sector

Assets in our portfolio include Water Supply, Water Storage, Water Conveyance, Water Filtration Technology and Land. Each asset with an associated revenue model is described below.

Cadiz Inc.

Water Supply

In 2012, we received approvals from public agencies to implement the Cadiz Water Conservation & Storage Project (“Water Project”), a public-private partnership with California water agencies.  The water supply element of our Water Project is expected to conserve 50,000 acre-feet per year at the Cadiz Property and make this new water supply available to underserved communities in Southern California. Because water in the aquifer system will continue to be lost to evaporation, surplus water that is captured and withdrawn before it evaporates is recognized as a new water supply (“conserved” water).

Under an extensive groundwater monitoring plan approved by local permitting authorities, Water Project operations and withdrawals of groundwater will be limited to sustainable amounts that preserve the health of the aquifer system and safeguard the desert ecosystem. An average of 50,000 acre-feet of water per year is expected to be captured and made available for beneficial use in Southern California communities over 50 years (2.5 million acre-feet in total), an amount of annual supply that could serve approximately 400,000 people each year.

In the first quarter of 2024, we entered into agreements with multiple public water systems to purchase 15,000 acre-feet per year (“AFY”) of annual water supply from us to be delivered via the Northern Pipeline. These agreements cumulatively represent 60% of the full capacity (25,000 AFY) of the Northern Pipeline.

The Water Project is structured as a public-private partnership in order for us and the participating public water agencies to cooperatively fund capital costs and operating and maintenance (“O&M”) costs required for us to deliver future contracted water supply to the agencies. In accordance with the structure of such agreements, it is anticipated that we will contribute an annual supply of 50,000 AFY of water from the Water Project into Fenner Gap Mutual Water Company ("FGMWC"), a mutual water company, to be owned jointly by the participating public water agencies. Through membership in the mutual water company, public water agencies will be able to purchase, for a 40-year term (take or pay), up to 50,000 AFY of water at our wellhead at an agreed upon market price estimated to start at approximately net $850/AFY to us and subject to annual inflation adjustment. Participating public water agencies will fund through FGMWC (a) capital costs for conversion of the Northern Pipeline from gas to water, construction of the Southern Pipeline, construction of pumping stations and appurtenant facilities, and (b) O&M costs.

Any contracts and off take facility construction will be subject to environmental review and a project level permitting process (see Item 1. “Description of Business - Permits”, below).

Water Storage

In addition to making available new water supply, the Water Project would also look to manage the groundwater basin to offer storage in our aquifer system for up to one-million acre-feet of fresh water that would be imported and held in storage until needed in future dry years. The total storage capacity of the aquifer system is larger than Southern California’s largest surface reservoir, Diamond Valley Lake, but unlike a surface reservoir would not suffer evaporative losses.

Cadiz Inc.

As part of the public-private partnership discussed above, participating water agencies would be eligible to purchase reserved storage capacity in the Cadiz aquifer at negotiated terms due to their participation in the Water Project. Such storage capacity could be used to store water purchases from the Cadiz water supply or could be used for imported water (once sufficient conveyance infrastructure is available).

Water Conveyance

Water conveyance facilities are required to effectuate the sale of water supply and water storage. These water conveyance facilities must be the appropriate size and in the right locations to meet customer needs.  We have invested in physical pipeline assets and the acquisition of rights-of-way to build water conveyance facilities that can transport our own water supplies and also be utilized by public water systems across California to trade and transport water supplies.

To deliver conserved water off-property or import water for storage at the Cadiz Ranch, we are currently developing two potential pipeline routes for the Water Project; the Southern Pipeline which would extend southwards from the Cadiz Property to the Colorado River Aqueduct in Rice, California  and the Northern Pipeline which extends northwards from the Cadiz Property to Barstow, Antelope Valley, and Wheeler Ridge, California.

Cadiz’ Northern Pipeline is an existing 220-mile 30-inch steel pipeline that intersects several water storage and conveyance facilities in Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The capacity of the Northern Pipeline for water conveyance is 25,000 AFY. The capacity of the Southern Pipeline, which is expected to be constructed within the ARZC ROW, ranges from 75,000 AFY to 150,000 AFY depending on the pipeline diameter, ranging from 54” to 84”, that will be selected to accommodate imported water storage. When the Northern Pipeline becomes operational for water conveyance, and the Southern Pipeline is built, the Water Project would interconnect Southern California’s primary water delivery systems for the first time, enabling more flexible trading among participants on these systems. See also “Permits”, below, for details about the history and future requirements for local, state and federal permits for these pipelines.

It is anticipated that conveyance facilities will be owned and operated by participating public agencies through Fenner Valley Water Authority, a Joint Powers Authority (“FVWA” or “JPA”) comprised of public water agencies participating in the Water Project that would operate the pipelines to deliver water to point of use. We will lease our pipeline facilities to the JPA for operation of the Water Project through a Facilities Operation Agreement. Participating public agencies may apply for grants and use municipal financing resources to fund the capital expenses for conversion of the pipeline and construction of pumping stations and distribution facilities. The amortized cost of capital for construction of conveyance facilities is expected to be paid for by participating agencies taking delivery of water via those facilities as described above. Lease payments to us for pipeline facilities will be included in the price for water supply. The chart below provides the anticipated structure of how the financing and operations of the Water Project would be handled between us and the participating public agencies through FGMWC and FVWA.

Cadiz Inc.

Water Filtration Technology

In the fourth quarter of 2022, we completed the acquisition of the assets of ATEC Systems, Inc. into ATEC Water Systems, LLC (“ATEC”), which provides innovative water filtration solutions for impaired or contaminated groundwater sources.  Adding the ATEC filtration products to our business portfolio diversifies our range of innovative, sustainable clean water solutions offered in support of our mission to provide safe, affordable drinking water to underserved communities.  ATEC, based in Hollister, California, has produced water filtration systems since 1982. It pioneered technology to provide cost-effective high-rate removal of iron and manganese and then expanded its reach to a full range of contaminants, including, arsenic, Chromium-6, nitrates, and other contaminants found in groundwater that limit the available supply of drinking water for many communities. We submitted a patent application for our treatment process of nitrate removal in 2023 and expect to file an application for another constituent during 2024.

We manufacture and sell an array of small, modular vertical steel tanks ranging from 14-inch to 48-inch diameter coupled with filter media to remove groundwater contaminants for our customers. ATEC’s modular, vertical tank systems can be scaled in size to serve small, rural communities as well as larger municipalities with system treatment capacities up to 60 million gallons per day (MGD) and require less maintenance and upkeep than traditional filtration systems. Our customers include municipalities, public and private utilities, and engineering and construction firms constructing new plants.

ATEC has built more than 450 water filtration systems for cities, water districts, investor-owned utilities and small communities and businesses in 10 U.S. states, as well as Canada and Sri Lanka.  In March 2023, ATEC was awarded a $10 million contract to build filtration systems to remove iron and manganese from groundwater supply for the Central Utah Water Conservancy District’s Vineyard Wellfield Groundwater Polishing Project, a treatment facility that will deliver 60 MGD or approximately 54,000 acre-feet of groundwater per year to central Utah communities.  The 320 48-inch filters to be delivered under this contract are expected to be completed in 2024.

Cadiz Inc.

In 2023, ATEC installed 10 small-scale filtration systems on community wells located on tribal lands in eastern Coachella Valley through a partnership with the Torres Martinez Desert Cahuilla Indian Tribe (“TMDCI”) and the Farmworker Institute of Education and Leadership Development (“FIELD”). The 14-inch ATEC systems installed on tribal lands are designed to remove arsenic from community wells used for drinking water.

Land

We have 46,000 acres of landholdings including:

●	9,600 acres of land permitted for agriculture.
●	9,600 acres of land adjacent to the existing permit area that could be used for future agricultural development, but is not yet permitted.
●	26,800 acres of rangeland some of which is considered sensitive habitat for Desert Tortoise and other wildlife.

We developed the land for our agricultural use and have farmed ourselves and extended leases to private farming operations since the 1980s. We maintain approximately 1,000 acres in current agriculture development of grain crops, primarily in alfalfa plantings, and have 2,100 acres leased for farming activities by Fenner Valley Farms LLC. Revenue from alfalfa totaled $0.8 million in 2023 and revenue from leased land totaled $0.4 million.

Permits

Water Supply and Storage Project

From 2010 – 2012, the Water Project completed a California Environmental Quality Act (“CEQA”) review process including the completion of a comprehensive Final Environmental Impact Report (“FEIR”). The FEIR concluded that Water Project operations, including the conservation of 2.5 million acre-feet of water from the aquifer system over a 50-year period (50,000 AFY for 50 years) would not cause any significant adverse environmental impacts. The FEIR was certified on July 31, 2012, by Santa Margarita Water District (“SMWD”), the lead participating water agency.

San Bernardino County, the local agency responsible for groundwater use at the Cadiz Property, approved the Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP”) for the Water Project in 2012, and requires regular reporting of groundwater levels and conditions. The FEIR and GMMMP permits were challenged through litigation and were upheld and sustained in their entirety by judgements in California Superior Court in 2014 and the California Court of Appeal in 2016 and are no longer subject to legal challenge.

In August 2019, an Addendum to the FEIR was adopted by FVWA to address updates to the Water Project proposal, such as its water treatment program and pipeline route. The Addendum also assessed new studies published about natural springs in the Water Project watershed. The Addendum concluded that there are no significant adverse impacts associated with the minor changes to the Water Project and further summarized that the spring studies did not change the conclusions of the FEIR’s analysis. The Addendum was not challenged in court and the statute of limitations to challenge has expired.

Cadiz Inc.

Hydrological and geological study of the area has continued, and we regularly monitor and report groundwater conditions to the County of San Bernardino as part of our agricultural use.  In 2023, the County of San Bernardino and SMWD, approved their oversight roles in an inter-agency Technical Review Panel (“TRP”) mandated by the GMMMP approvals to provide scientific and environmental monitoring of the Water Project. The GMMMP requires the TRP to be in place at least 12 months before the Water Project commences to establish baseline data on aquifer and watershed conditions for the monitoring program. In accordance with the GMMMP, the County and SMWD each appointed one member to the TRP, and the third member was selected by unanimous agreement of those representatives. The TRP started in 2022 and meets regularly to collect and assess pre-operational data and make recommendations for monitoring protocols to be implemented upon commencement of operations.

Northern Pipeline

The 220-mile Northern Pipeline is a former segment of a 1,200 mile, 30” steel pipeline constructed in 1985 by All American Pipeline Company to convey oil. In 2001, the pipeline was acquired by El Paso Natural Gas (“EPNG”) and authorized for natural gas conveyance.   In 2011, we reserved the segment in an option agreement with EPNG and began to explore using the pipeline for water conveyance.  In June 2021, we completed the acquisition of the pipeline for $19 million and own the entire 220-mile asset in fee. Changing the use of the Northern Pipeline to water conveyance is subject to applicable local, state and federal laws.

In December 2020, US Bureau of Land Management (“BLM”) granted to our subsidiary Cadiz Real Estate LLC two ROW permits to use the pipeline over federal lands. The first ROW was an assignment of a portion of an existing ROW held by EPNG and renewed by BLM under the Mineral Leasing Act (“MLA”) that enables the continued maintenance of the route and transportation of natural gas. The second ROW was issued under the Federal Land Policy and Management Act (“FLPMA”) and authorizes the conveyance of water in the pipeline over BLM-managed lands. In 2021, the two ROW grants were challenged in federal court by conservation organizations.  In December 2021, the Biden Administration requested a voluntary remand of the permits to BLM, which was granted by the federal court in September 2022.  In December 2022, we re-filed an application with the BLM for an assignment of the existing MLA ROW and worked cooperatively with BLM in preparing the new application. In December 2023, after a public review process, the BLM reissued the MLA ROW grant to us followed by an appeal period during which no appeals were filed.

The Northern Pipeline offers California water purveyors an opportunity to connect available supplies with rural areas of the State that are underserved. The Northern Pipeline crosses critically dry, rural and underserved regions of California and it could directly augment water supply access for 23 state-designated disadvantaged communities along its route. We presently hold agreements with parties interested in using the Northern Pipeline for conveyance, storage and supply to serve these disadvantaged communities. We expect to file an application with the BLM for a new FLPMA ROW in 2024 in coordination with public agency parties that will use the pipeline for water conveyance.

Cadiz Inc.

Southern Pipeline

In 2008, we entered into a 99-year lease agreement with the ARZC to utilize a portion of its existing ROW southwest from the Cadiz Property to the Colorado River Aqueduct for a conveyance pipeline and related facilities. As part of the lease arrangement, we agreed to provide necessary railroad improvements in furtherance of railroad purposes. This includes providing water and power to the railroad for fire protection and improving access roads and transloading operations, among other things. By co-locating the conveyance pipeline within this existing railroad ROW, Water Project construction would avoid impacts to desert habitats. The route and construction within the railroad ROW were evaluated and approved during the Water Project’s CEQA permitting process in 2012.

Our proposed co-location in the ROW was also separately assessed by the BLM to determine the need for any federal permitting related to the proposed use of the ARZC railroad ROW, which is a federal ROW originally granted to the railroad in accordance with the General Railroad Right-of-Way Act of 1875 (“1875 Act”). BLM’s evaluation, which was issued in February 2020, concluded that the proposed Southern Pipeline will further railroad purposes at least in part, is within the scope of the ROW, and requires no additional BLM approvals. In February 2022, the US Department of the Interior’s Solicitor Office issued a new legal opinion regarding third party use of 1875 Act ROWs that preserved the railroad purposes assessment for third party uses. The opinion was not specific to any railroad and did not alter our 2020 evaluation.

To deliver water from the Southern Pipeline to any point of use, the operating parties will require (i) an agreement with Metropolitan Water District of Southern California (“MWD”) to move water supplies from the Water Project in the CRA; and (ii) a finding by the California State Lands Commission (“SLC”) that conveying water from the Water Project in the CRA will not adversely affect the desert environment.

California Water Code Section 1815 requires desert groundwater projects to apply for a review by the SLC prior to moving water in facilities like the CRA.   We expect an application to the SLC for review of the Water Project’s plans to convey water in the CRA from the Cadiz Property through the Southern Pipeline will be submitted by participating public agencies and accompanied by evidence of the Water Project’s extensive record of environmental sustainability as well as data and reports that we expect will withstand critical scrutiny.

Equity, Sustainability and Environmental Justice

Environmental Conservation

In 2014, we permanently dedicated approximately 7,400 acres of our Piute Valley properties to conservation. These properties, which are not associated with the Water Project or Cadiz Ranch agricultural operations, are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas. In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available these properties for mitigation of impacts to tortoise and other sensitive species that would be caused by any development across the Southern California desert. Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development. For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development projects being considered throughout the Mojave Desert. Credits sold by the Fenner Bank are dedicated to funding the permanent preservation of the land by the San Diego Habitat Conservancy and research by San Diego Zoo Global into desert tortoise health and species protection.

Cadiz Inc.

In January 2023, we entered into an agreement with the TMDCI and the Farmworkers Institute of Education & Leadership Development (“FIELD”), to form a joint venture partnership to develop 11,000-acres of Cadiz-owned properties not in the Cadiz Valley (see Item 2. “Properties”, below), including the lands approved in the Fenner Bank. The joint venture envisions developing the property for conservation easements and sustainably managing the groundwater basins to make surplus groundwater available for beneficial uses, including farming, housing, and economic development in less fortunate communities. Subject to conditions precedent, including the construction of the Southern Pipeline, water and proceeds from the project will be shared equally among the parties.

The joint venture follows an agreement that we entered into with FIELD in September 2022 to create a state-of-the-art Innovation Campus at the Cadiz Ranch to offer work-based training, education and business opportunities for farmworkers.  FIELD launched an English as a Second Language program at the Cadiz Ranch for ranch staff in Fall 2022, led by FIELD’s EPIC de Cesar Chavez High School Career Technical Education (CTE) program.

Social Impact

Our vision is a world where wealth and geography do not dictate access to clean, fresh, affordable water. It is available to all and delivered sustainably for generations to come.

1.

Water for disadvantaged communities. We have committed to donate clean affordable water supply to disadvantaged communities.  To date, we have committed more than 200,000 AF in water supply to serve disadvantaged communities in the Coachella Valley and California’s High Desert communities. Additionally, all public agency participants with agreements to contract for water from the Water Project must serve at least one disadvantaged community within their service area.

2.

Improve local water quality. The introduction of our low TDS groundwater to groundwater basins in the High Desert area of San Bernardino County or the CRA, which are known to be high in TDS, could provide water quality benefits that may reduce treatment costs for public water systems in Southern California.

3.

Repurposing carbon contributing assets. The use of the Northern Pipeline for water conveyance will convert a former oil and gas pipeline for the beneficial use of water conveyance. The recycling of an existing pipeline will reduce greenhouse gas emissions and reduce the energy load on the state’s current water transportation sources.

Cadiz Inc.

5.

Farmworker training. The Cadiz Ranch has a 35-year history of sustainable agriculture and best practices irrigation technologies.  We offer farmworker training, partnerships with local high schools and colleges for irrigation and groundwater management training, and business and language education programs at no cost.

6.

Protection of habitats. All Water Project facilities will be built on private lands, disturbed public lands or within existing transportation corridors to avoid any impacts on habitats. We have dedicated portions of our Mojave Desert properties within protected areas and habitats to permanent conservation.

7.

Support stable water rates. The addition of new reliable supply, groundwater storage, improved water quality and system efficiency should support lower water rates in the service area of water agency participants. Reliability is associated with more stable rates and lower costs.

8.

Create and support good-paying jobs. The Water Project is expected to create and support nearly 6,000 jobs across the local economy during two phases of construction; 10% of jobs are reserved for veterans. We maintain a Project Labor Agreement with building trades and labor unions to employ their members during construction of Water Project facilities.

Seasonality

Our water resource development and water filtration activities are not seasonal in nature.

Farming operations at the Cadiz Ranch include the year-round cultivation of grain crops, including alfalfa.  These operations are subject to general seasonal trends that are characteristic of the agricultural industry.

Competition

We face competition in the acquisition, development and sale of water and land assets from a variety of parties. We also experience competition in the market for our water supply, storage and conveyance solutions and agriculture products associated with our water and land assets. Since California has scarce water resources and an increasing demand for available water, we believe that location, price and reliability of delivery are the principal competitive factors affecting agriculture and the demand for water supply, storage and conveyance in California. We believe our projects are competitive with other sources of water and farmland.

In the water filtration market, we compete with companies that offer products similar to ours. Some of these companies have greater financial resources, operational experience, and technical capabilities than we do. When bidding for water filtration projects, however, our current experience suggests that the market opportunity is very large, our products and services are highly competitively, and there is no clear dominant or preferred competitor in the markets in which we compete.

Cadiz Inc.

Human Capital Resources

As of December 31, 2023, we employed 18 full-time employees (i.e. those individuals working more than 1,000 hours per year) including 8 full-time employees at ATEC. Our business operations also rely on third-party contracted seasonal and temporary workers, as well as consultants and other professional vendors to help augment specialized human capital and talent needs. Our full-time and third-party contracted workers, as well as consultants and vendors, must follow our code of conduct and ethics policy, as well as our whistleblower and information security policies.

We appreciate the importance of retention, growth and development of our employees. The average tenure of our full-time employees is approximately 10 years, reflecting our positive work environment that offers opportunities to develop new skills and advance to new positions. We believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to our employees, including a 401(k) plan. Further, we urge professional development opportunities and mentorship to cultivate talent throughout the Company.

As a small workforce, we focus on skill sharing and experience diversity in the workplace. Our full-time employees have regular opportunities to work with senior leadership and/or Board members in pursuit of business objectives. Management and Board leadership provide annual reviews of employee performance. Human capital is generally managed by our CEO and CFO, and employment policies are overseen by the Board, particularly the Compensation Committee. Our Board encourages diversity in the workforce. Approximately 65% of our senior executives are female.

We are focused on both executing a strategy to support progress and evaluating our diversity and inclusion strengths and opportunities to ensure our workforce reflects the communities in which we operate.

Regulation

Our operations are subject to various federal, state and local laws and regulations, as detailed throughout Item 1. In the normal course of developing our land, water and infrastructure assets, we are required to demonstrate to various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities. Groundwater use and development, and the import and export of groundwater and surface supplies by public water agencies via conveyance pipelines, is subject to regulation by local, state and federal existing statutes pertaining to water supply and land use, but also general environmental statutes applicable to all forms of development. Agricultural operations are also generally subject to regulation by local agencies, such as county governments, as well as state environmental and water statutes. For example, we must obtain a variety of approvals and permits from state and federal governments with respect to assessment of environmental impact, particularly given the location of our assets in the California desert and in proximity to public lands. Because of the discretionary nature of these approvals, any concerns raised by governmental officials, public interest groups and/or other interested parties during both the development and/or approval process may impact our ability to develop our assets in the manner we believe would fulfill their highest and best use. The realization of income from our assets could be delayed, reduced or eliminated based on regulatory restrictions and/or processes.

Cadiz Inc.

Our water filtration products are manufactured to the specifications of our water provider customers in coordination with state and federal water quality and treatment regulatory approvals obtained by these providers in the ordinary course of permitting water treatment or groundwater well and pumping facilities. We are not directly impacted by these regulations.

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

Our Development Activities Have Not Generated Significant Revenues

At present, our asset development activities include water resource (supply, storage and conveyance) and agricultural development at our San Bernardino County properties.  We have not received significant revenues from these development activities to date and we cannot predict with certainty when, if ever, we will receive operating revenues from these business segments sufficient to offset the costs of our development activities. As a result, we continue to incur a net loss from operations.

We May Never Become Profitable Unless We Are Able to Successfully Implement Programs to Develop Our Land Assets and Related Water Resources and Water Filtration Technology Assets

Our agreements for water supply, storage, and conveyance projects are subject to financial and regulatory conditions, which may not be satisfied. Further, the circumstances under which water supply, storage, conveyance, water filtration or sustainable agriculture can be developed and the profitability of any such project are subject to significant uncertainties, including the risk of variable water supplies and changing water allocation priorities, our ability to fulfill the required contractual conditions of any water supply agreements, and our ability to complete the needed construction for water delivery to occur. Additional risks include our ability to obtain all necessary regulatory approvals and permits, litigation by community, environmental or other groups, unforeseen technical difficulties, general market conditions and competition for agriculture, water filtration products and water supplies, and the time needed to generate significant operating revenues from such programs after contracts are secured, crops are planted or operations commence.

Cadiz Inc.

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

For example, while we presently hold agreements with multiple public water systems to purchase 15,000 AFY and are in discussions with additional public water agencies to enter agreements to fill the remaining capacity of our Northern Pipeline (25,000 AFY) and whereby participating agencies would finance, own and operate the Northern Pipeline and lease 25,000 AFY of annual supply from us, any contracts and off take facility construction will be subject to standard environmental review and a project level permitting process as conditions precedent. There is no assurance that we can meet the conditions precedent for any of these contracts and even if we do, there is no assurance that we can receive the needed permits in a timely manner.

We cannot predict the terms, if any, which may be imposed in order to proceed with our water and other development programs.

Current regulations that could impact our water resources development activities are generally related to water conveyance functions, particularly the conversion of existing pipelines and construction of new pipelines and related facilities necessary to move water to and from the Cadiz Property, or between points along these pipelines for the benefit of California water users. In this regard, we will need to obtain certain permits and approvals from public water agencies in California, the California State Lands Commission, and agencies of the federal government, such as the US Department of the Interior. Such regulatory requirements will be determined by any contractual obligation to transport water between parties via our pipeline infrastructure.

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

Cadiz Inc.

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

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness or To Obtain Additional Financing Will Impact our Ability to Implement Our Asset Development Programs

As of December 31, 2023, we had total indebtedness outstanding to our lenders of approximately $38.5 million which is secured by our assets. On March 6, 2024, we entered into a Third Amendment to Credit Agreement which, among other things, provided for (a) a new tranche of senior secured convertible term loans in an aggregate principal amount of $20,000,000 with a maturity date of June 30, 2027; (b) extension of the maturity date for the existing convertible loans ( $16.0 million in principal) and existing non-convertible loans ($21.2 million in principal) to June 30, 2027; and (c) subordination of the existing convertible loans to the existing non-convertible loans and new convertible loans (see Note 15 to the Condensed Consolidated Financial Statements – “Subsequent Events”). Interest is payable quarterly in cash at a 7% annual rate on the $21.2 million of non-convertible loans with PIK interest accruing quarterly at a 7% annual rate on the $16 million of existing convertible loans and $20 million of new convertible loans. To the extent that we do not make principal and interest payments on the indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

We will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs, including the Water Project, and water filtration technology business produce revenues sufficient to fund operations. If we cannot raise funds if and when needed, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it. If we are unable to obtain additional credit, we may engage in further debt or equity financings. Our ability to obtain financing will depend, among other things, on the status of our asset development programs and water filtration technology business and general conditions in the capital markets at the time financing is sought. Any further equity or convertible debt financings would result in the dilution of ownership interests of our current stockholders.

Cadiz Inc.

The Issuance of Equity Securities and Management Equity Incentive Plans Will Cause Dilution

We have and may continue to issue equity securities pursuant to "at the market" issuance sales agreements or direct placements. Further, our compensation programs for management and consultants emphasize long-term incentives, primarily through the issuance of equity securities and options to purchase equity securities. It is expected that plans involving the issuance of shares, options, or both will be submitted from time to time to our stockholders for approval. In the event that any such plans are approved and implemented, the issuance of shares and options under such plans may result in the dilution of the ownership interest of other stockholders and will, under currently applicable accounting rules, result in a charge to earnings based on the value of our common stock at the time of issue and the fair value of options at the time of their award. The expense would be recorded over the vesting period of each stock and option grant.

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

Information Technology Failures and Data Security Breaches Could Harm Our Business

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and electrical outages in the past. A material network breach in the security of our information technology systems could include the theft of customer, employee or Company data. The release of confidential information as a result of a security breach may also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by these information technology failures or security breaches in the future. However, we cannot provide assurance that a security breach, cyber-attack, data theft or other significant systems failure will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

Cadiz Inc.

Increased Cybersecurity Requirements, Vulnerabilities, Threats and More Sophisticated and Targeted Computer Crime Could Pose a Risk to Our Systems, Networks, Products, Solutions, Services and Data

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to our security and our customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of the data. We remain potentially vulnerable to additional known or unknown threats despite our attempts to mitigate these risks. We also may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Our efforts to protect sensitive, confidential or personal data or information, may nonetheless leave us vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Additionally, violations of privacy or cybersecurity laws (including the California Consumer Privacy Act), regulations or standards increasingly lead to class-action and other types of litigation, which can result in substantial monetary judgments or settlements. Therefore, any such security breaches could have a material adverse effect on us.

ITEM 1B. Unresolved Staff Comments

Not applicable at this time.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information from cybersecurity threats.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	offsite backup storage of critical systems and information;

Cadiz Inc.

●	the use of external service providers to assess, test or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process to identify and mitigate risks from third parties, such as service providers, suppliers, and vendors.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information regarding risks from cybersecurity threats, see Item 1A, “Risk Factors”, above.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit & Risk Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program as part of our overall enterprise risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management promptly updates the Committee regarding any material cybersecurity incidents, and as necessary as to any incidents with lesser impact potential. The Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our management team, with the assistance of our external service providers, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises the cybersecurity activities of both our internal personnel and our retained external cybersecurity consultants.

ITEM 2. Properties

Following is a description of our significant properties.

The Cadiz Valley Property

We own approximately 35,000 acres of largely contiguous desert land in the Cadiz and Fenner valleys of eastern San Bernardino County, California (the “Cadiz Property”). This area is located approximately 80 miles east of Barstow, California and 30 miles north of the Colorado River Aqueduct, and 110 miles north-east of Palm Springs. The Cadiz Property, which is at the base of a topographically diverse 1,300 square mile watershed, is the principal location of our business operations, including our agricultural operations and ongoing development of our water supply, storage and conveyance projects.

Cadiz Inc.

Independent geotechnical and engineering studies conducted since initial acquisition have confirmed that the Cadiz Property overlies a significant aquifer system that can support agricultural development, the conservation of groundwater for off property water supply and the storage of imported water. Approximately 3,100 acres of the Cadiz Property is actively farmed by us or leased to third parties for farming activities and includes agriculture and water infrastructure including wells, wellfield manifold, pipelines, worker housing, and energy and transportation facilities (see Item 1. “Description of Business”, above).

Additional Eastern Mojave Properties

In addition to the Cadiz Property, we also own approximately 11,000 additional acres in the eastern Mojave Desert portion of San Bernardino County, California at two separate properties.

Piute: We own approximately 9,000 acres in the Piute Valley. This landholding is located 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California. Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater and could be suitable for agricultural development or solar energy production. The Piute Valley properties include private inholdings in the Mojave Trails National Monument and are proximate to or border areas designated by the state and federal government as the Mojave National Preserve, Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are therefore ideally suited for preservation and conservation. Approximately 7,400 acres of our Piute Valley properties are reserved in our Fenner Valley Desert Tortoise Conservation Bank, which is the largest land bank in California dedicated to protecting the desert tortoise. The Bank offers credits that can be acquired by public and private entities required to mitigate or offset impacts to the desert tortoise linked to planned development. We are presently marketing these credits to a variety of planned developments in the region.

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

Executive Offices

We lease approximately 3,800 square feet of office space in Los Angeles, California for our executive offices. This lease is month-to-month. Current base rent under the lease is approximately $8,600 per month.

Cadiz Inc.

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

Debt Secured by Properties

Our assets have been pledged as collateral for $38.1 million of senior secured debt outstanding as of December 31, 2023.

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

ITEM 4. Mine Safety Disclosures

Not Applicable.

Cadiz Inc.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is currently traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “CDZI.”

As of March 26, 2024, the number of stockholders of record of our common stock was 56.

To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends are payable quarterly in arrears, on or about the 15th of January, April, July and October, and began on or about October 15, 2021.

All securities sold by us during the three years ended December 31, 2023, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 6. [Reserved]

Cadiz Inc.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our portfolio of assets and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading “Risk Factors” above. Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

We are a water solutions provider with a unique combination of land, water, pipeline and water filtration technology assets located in Southern California between water systems serving population centers in the Southwestern United States. Our portfolio of assets includes 2.5 million acre-feet of water supply (permits complete), 220 miles of existing, buried pipeline, 1 million acre-feet of groundwater storage capacity, versatile, scalable and cost-effective water filtration technology.

We manage our landholdings, pipeline and water filtration technology assets to offer a suite of integrated products and services to public water systems, government agencies and commercial customers that include reliable water supply, groundwater storage, water conveyance and custom-designed water filtration technology systems.

Water Supply – We own vested water rights to withdraw 2.5 million acre-feet of groundwater for beneficial uses, including agricultural development on our property and export to serve communities across Southern California. Because all water in the aquifer system will eventually be lost to evaporation, surplus water that is captured and withdrawn before it evaporates is a new water supply (“conserved” water). We have completed environmental review in accordance with local, state and federal laws authorizing the management of the groundwater aquifer underlying the Cadiz Ranch which is expected to produce an average of 50,000 acre-feet of water per year for 50 years for beneficial use in Southern California communities.

Water Storage – The alluvium aquifer that lies beneath the Cadiz Property is also large enough for use as a water “banking” facility, capable of storing water “in-lieu” for supply customers and up to 1 million acre-feet of imported surplus water for return during drought periods. For comparison, MWD stores approximately 1.2 million acre-feet of water in the largest surface reservoir in the United States, Lake Mead.

Water Conveyance Infrastructure – We own the Northern Pipeline, an existing 220-mile 30-inch steel pipeline, that intersects several water storage and conveyance facilities in Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. We also own a 99-year lease with the ARZC that will allow us to construct the Southern Pipeline within the existing, active railroad ROW that extends from the Cadiz Ranch to the Colorado River Aqueduct. The capacity of the Northern Pipeline for water conveyance is 25,000 AFY. The capacity of the Southern Pipeline, ranges from 75,000 AFY to 150,000 AFY depending on the pipeline diameter (54-inch to 84-inch) selected to accommodate imported water storage.

Cadiz Inc.

Water Filtration Technology – In 2022, we completed the acquisition of ATEC, which provides innovative water filtration solutions for impaired or contaminated groundwater sources.  ATEC’s specialized filtration media provide cost-effective, high-rate of removal for common groundwater impairments and contaminants that pose health risks in drinking water including iron, manganese, arsenic, Chromium-6, nitrates, and other constituents of concern.

Our addition of pipeline infrastructure and ATEC water filtration technology to our portfolio of land and water assets enabled us in 2023 to adjust our business model to begin offering integrated services and solutions to public water systems that address the urgent challenges of climate change and make significant progress in advancing contract negotiations for water supply with public water systems.

In the first quarter of 2024, we entered into agreements with multiple public water systems to purchase 15,000 AFY of annual water supply from us to be delivered via the Northern Pipeline. These agreements cumulatively represent 60% of the full capacity (25,000 AFY) of the Northern Pipeline.

Through membership in FGMWC, a mutual water company to be owned by the participating water agencies, these agreements provide for delivery of purchased annual water supply over a 40-year term (take or pay), at an agreed upon market price estimated to start at approximately $850/AFY and subject to annual adjustment. Participating public agencies are expected to fund capital costs for conversion of the Northern Pipeline from gas to water, construction of pumping stations and appurtenant facilities, and would be able to seek infrastructure funding and grants.

These agreements and off take facility construction will be subject to standard environmental review and a project-level permitting process.

ATEC and our agricultural operations provide our current principal source of revenue, although our working capital needs are not fully supported by these operations at this time. We believe that our water supply, storage, pipeline conveyance and treatment solutions will provide a significant source of future cash flow for the business and our stockholders. We presently rely upon debt and equity financing to support our working capital needs and development of our water solutions.

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land, water, pipeline and water filtration technology assets, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Cadiz Inc.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited to rental income from our agricultural leases, sales from our alfalfa plantings beginning in 2022 and ATEC sales beginning in 2023. As a result, we have historically incurred a net loss from operations. We currently operate in two reportable segments. Our largest segment is Land and Water Resources, which comprises all activities regarding our properties in the eastern Mojave Desert pre-revenue development of the Water Project (supply, storage and conveyance), and agricultural operations. Our second operating segment is Water Filtration Technology comprised of ATEC which provides innovative water filtration technology solutions for impaired or contaminated groundwater sources. Reporting of these two segments began in 2023 as the revenue and operating results for the water filtration technology segment were not material to our consolidated operations prior to the year ended December 31, 2023. We incurred a net loss of $31.4 million for the year ended December 31, 2023, compared with a net loss of $24.8 million for the year ended December 31, 2022. The higher loss in 2023 was primarily due to a loss on extinguishment of debt in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

Our primary expenses are our ongoing overhead costs associated with the development of our water supply, storage and conveyance assets (i.e., general and administrative expense), farming expenses at the Cadiz Ranch, manufacturing operations of ATEC and our interest expense. We will continue to incur non-cash expense in connection with our management and director equity incentive compensation plans.

Revenues. Revenue totaled $2.0 million during the year ended December 31, 2023, primarily related to ATEC sales totaling $0.8 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.8 million and rental income from our agricultural leases totaling $0.4 million. Revenue totaled $1.5 million during the year ended December 31, 2022, primarily related to rental income from our agricultural leases and sales from the harvest from our then 610 acres of commercial alfalfa crop.

Cost of Sales. Cost of sales totaled $2.9 million during the year ended December 31, 2023, comprised of $2.2 million related to our alfalfa crop harvest and $0.7 million related to ATEC. The 2023 alfalfa crop harvest net operating loss of $1.4 million primarily relates to increased diesel costs for farming as well as suppressed market conditions for alfalfa on the West Coast. Cost of sales totaled $2.1 million during the year ended December 31, 2022. In June 2022, the Company converted 610 acres of agricultural development to alfalfa commercial production. The 2022 loss was primarily due to non-recurring start-up costs for the initial short year of commercial production.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2023, exclusive of stock-based compensation costs, totaled $17.3 million compared with $13.5 million for the year ended December 31, 2022. The increase in 2023 was primarily a result of community partnership and communications investments, including $2.2 million in water quality and infrastructure costs in coordination with community partners that will improve access to clean water in disadvantaged communities in the Coachella Valley and $1.3 million in corporate communications modernization expenses to the Company’s online, print, digital and social materials.  General and administrative expense for ATEC totaled $0.8 million for 2023.

Cadiz Inc.

Compensation costs from stock and option awards for the year ended December 31, 2023, totaled $1.5 million compared with $1.9 million for the year ended December 31, 2022. The higher 2022 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation. Depreciation expense totaled $1.2 million during the year ended December 31, 2023, compared to $0.7 million during the year ended December 31, 2022. The higher 2023 depreciation expense is primarily due to construction in progress placed into service in 2023, which included land development and stand establishment related to the planting of 150 acres of alfalfa, as well as $0.2 million of depreciation for ATEC assets in 2023.

Interest Expense, Net. Interest expense totaled $4.9 million during the year ended December 31, 2023, compared to $8.3 million during the year ended December 31, 2022. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2023	2022

Interest on outstanding debt	$5,161	$5,849
Amortization of debt discount	414	2,414
Interest Income	(606)	-
Other Income	(25)	-

	$4,944	$8,263

Interest income primarily relates to interest on investments in short-term deposits.

Losses on Derivative Liabilities. Losses on derivative liabilities totaled $220 thousand during the year ended December 31, 2023 compared to $0 in the year ended December 31, 2022. The losses recorded in 2023 were a result of a remeasurement of a conversion option under our senior secured debt.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt totaled $5.3 million during the year ended December 31, 2023 compared to $0 in the year ended December 31, 2022. The 2023 loss on early extinguishment of debt was a result of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

Cadiz Inc.

Liquidity and Capital Resources

(a)	Current Financing Arrangements

As we have not received significant revenues or gross profits from our water, agriculture or water filtration technology activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements and private equity placements.

Equity Offerings

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

On January 30, 2023, we completed the sale and issuance of 10,500,000 shares of common stock to certain institutional investors in a registered direct offering (“January 2023 Direct Offering”). The shares of common stock were sold at a purchase price of $3.84 per share, for aggregate gross proceeds of $40.32 million and aggregate net proceeds of approximately $38.5 million. A portion of the net proceeds were used to repay our debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment.

The remaining proceeds from the January 2023 Direct Offering, together with the remaining proceeds from the November 2022 Direct Offering were used for capital expenditures to accelerate development of water supply, storage, conveyance and treatment assets, working capital, development of additional water resources to meet increase demand on an accelerated timetable, and general corporate purposes.

Debt Offerings

In July 2021, we entered into a $50 million new credit agreement (“Credit Agreement”) (see Note 8 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). The proceeds of the Credit Agreement, together with the proceeds from the Depositary Share Offering, were used to (a) repay all our outstanding senior secured debt obligations in the amount of approximately $77.6 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds were used for working capital needs and for general corporate purposes.

Cadiz Inc.

On February 2, 2023, we entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement”). Under the First Amended Credit Agreement, the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of our common stock at a conversion price of $4.80 per share (the “Conversion Price”). In addition, prior to the maturity of the Credit Agreement, we have the right to require that the lenders convert the outstanding principal amount, plus any PIK Interest and accrued and unpaid interest, of the Convertible Loan if the following conditions are met: (i) the average VWAP of the Company’s common stock on The Nasdaq Stock Market, or such other national securities exchange on which the shares of common stock are listed for trading, over 30 consecutive trading dates exceeds 115% of the then Conversion Price and (ii) there is no event of default under certain provisions of the Credit Agreement.

Under the First Amended Credit Agreement, the maturity date of the Credit Agreement was extended from July 2, 2024 to June 30, 2026.

On March 6, 2024, we entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”) (see Note 15 to the Condensed Consolidated Financial Statements – “Subsequent Events”).  Before entering into the Third Amended Credit Agreement, Heerema purchased the outstanding secured non-convertible term loans under the Credit Agreement (“Assignment”).  In connection with the Assignment, the existing holders of both the Convertible Loan and non-convertible term loans consented to effectuate the Third Amended Credit Agreement in consideration of a consent fee in the aggregate amount of $479,845 payable in the form of our common stock (valued at $2.89 per share, or 166,036 shares), which will be registered pursuant to an effective shelf registration statement on Form S-3 and a prospectus supplement thereunder.  The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027.

The annual interest rate remains unchanged at 7.00%. Interest on $21.2 million of the remaining principal amount will be paid in cash. Interest on the aggregate $36 million principal amount of the New Secured Convertible Debt and existing Convertible Loan is paid in kind on a quarterly basis.

Cadiz Inc.

Limitations on our liquidity and ability to raise capital may adversely affect us. Sufficient liquidity is critical to meet our resource development, agricultural development and water filtration technology activities. To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs. If additional capital is required, no assurances can be given as to the availability and terms of any new financing.

As we continue to actively pursue our business strategy, additional financing will continue to be required (see “Outlook”, below). The covenants in the Credit Agreement do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any common equity financing. We do not expect the loan covenants to materially limit our ability to finance our water, agricultural development, and water filtration technology activities.

Cash Used for Operating Activities. Cash used for operating activities totaled $20.9 million for the year ended December 31, 2023, and $18.6 million for the year ended December 31, 2022. The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business including increased working capital needs related to accounts receivable and inventory offset by increased accounts payable.

Cash Used for Investing Activities. Cash used for investing activities in the year ended December 31, 2023, was $5.8 million, compared with $4.1 million for the year ended December 31, 2022. The cash used in the 2023 period primarily related to development costs of three new wells at the Cadiz Ranch. The cash used in the 2022 period primarily related to development costs for the initial planting of 760 acres of alfalfa.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $17.6 million for the year ended December 31, 2023, compared with cash provided by financing activities of $16.6 million for the year ended December 31, 2022. Proceeds from financing activities for both periods reported are primarily related to the issuance of shares under direct offerings, offset by the paydown of $15 million of senior secured debt in February 2023.

(b)         Outlook

Short-Term Outlook. The net proceeds of approximately $19.0 million from the completion of the Third Amended Credit Agreement in March 2024, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our agricultural development and ATEC operations are expected to be funded using existing capital and cash profits generated from operations.

Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs and capital expenditures (see “Current Financing Arrangements”, above). Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water supply, storage, conveyance resources and other developments. Future capital expenditures will depend on the progress of the Water Project, further expansion of our agricultural assets, and ATEC operational needs.

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

(2) Goodwill. Business combinations are accounted for using the acquisition method, with the excess of the acquisition cost over the fair value of net tangible assets and identified intangible assets acquired considered goodwill. As a result, we disclose goodwill separately from other intangible assets. Our reporting units are composed of either a discrete business or an aggregation of businesses with similar economic characteristics.

Cadiz Inc.

We perform our annual impairment test of goodwill during the fourth quarter. Certain factors may cause us to perform an impairment test prior to the fourth quarter, including significant underperformance of a business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, or a decision to divest a portion of a reporting unit. In performing impairment tests, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment.

A quantitative assessment primarily consists of using the present value (discounted cash flow) method to determine the fair value of reporting units with goodwill. We compare the fair value of each reporting unit to its carrying amount, and, to the extent the carrying amount exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit. In consultation with outside specialists, we estimate the fair value of our reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions about our reporting units, including their respective forecasted sales, operating margins and growth rates, as well as discount rates. Our assumptions about discount rates are based on the weighted average cost of capital for comparable companies. Our assumptions about sales, operating margins and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. We also make assumptions for varying perpetual growth rates for periods beyond our long-term business plan period. We base our fair value estimates on projected financial information and assumptions that we believe are reasonable. However, actual future results may differ materially from these estimates and projections. The valuation methodology we use to estimate the fair value of reporting units requires inputs and assumptions that reflect current market conditions, as well as the impact of planned business and operational strategies that require management judgment. The estimated fair value could increase or decrease depending on changes in the inputs and assumptions.

In our annual impairment analysis in the fourth quarter of 2023, the goodwill of all reporting units in our water and land resources and water filtration technology reportable segments were tested utilizing a qualitative assessment. Based on this assessment, we determined that the fair values of these reporting units were more-likely-than-not greater than their respective carrying values. Therefore, the goodwill of our reporting units was not impaired.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors. Based on their evaluation as of December 31, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Cadiz Inc.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2023.

ITEM 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2023.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2023.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2023.

ITEM 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2023.

Cadiz Inc.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements. ***

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

**3.1	Cadiz Certificate of Incorporation, as amended

**3.2	Cadiz Bylaws, as amended

**3.3	Certificate of Designation of Series 1 Preferred Stock of Cadiz Inc.

**3.4	Certificate of Designation of 8.875% Series A Cumulative Perpetual Preferred Stock of Cadiz Inc.

**4.1	Form of Senior Indenture

**4.2	Form of Subordinated Indenture

**4.3	Deposit Agreement, dated effective as of July 2, 2021, by and among the Company, Continental Stock Transfer & Trust Company, as depositary, and the holders of the depositary receipts issued thereunder

**4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

**4.5	Warrant No. W-1 to Purchase Common Stock of Cadiz Inc. dated as of July 2, 2021

**4.6	Warrant No. W-2 to Purchase Common Stock of Cadiz Inc. dated as of July 2, 2021

**4.7	Common Stock Purchase Warrant dated as of March 6, 2024

**10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003

**10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC

Cadiz Inc.

**10.4	Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC

†**10.5	2019 Equity Incentive Plan, as amended

**10.6	Form of Option Agreement with Santa Margarita Water District

**10.7	Option Agreement with Golden State Water Company dated June 25, 2010

**10.8	Key Terms for First Amendment to Option and Golden State Water Company’s Conditional Exercise of its Option dated March 13, 2024

**10.9	Option Agreement with Suburban Water Systems dated October 4, 2010

**10.10	Option Agreement with California Water Service Company dated December 1, 2011

**10.11	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District

**10.12	First Amendment to the Memorandum of Understanding, dated November 2, 2023, by and among the Santa Margarita Water District, Cadiz Inc., Fenner Gap Mutual Water Company and San Bernardino County

**10.13	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012

**10.14	Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012

**10.15	Summary of Key Terms Between Antelope Valley – East Kern Water Agency and Fenner Gap Mutual Water Company dated May 24, 2023

**10.16	Agreement for the Delivery of Water Made Available by Cadiz Inc. and Fenner Gap Mutual Water Company to Public Water Systems, dated February 28, 2024, among Cadiz Inc., Cadiz Real Estate LLC, Fenner Gap Mutual Water Company and Fontana Water Company

**10.17	Term Sheet for the Delivery of Water Made Available by Cadiz Inc. and Fenner Gap Mutual Water Company to Santa Margarita Water District in the Northern Pipeline, dated February 28, 2024, among Cadiz Inc., Fenner Gap Mutual Water Company and Santa Margarita Water District

**10.18	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC

†**10.19	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014

†**10.20	Amendment No. 1 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated March 10, 2020

Cadiz Inc.

†**10.21	Amendment No. 2 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated as of May 21, 2020

†**10.22	Employment Agreement between Cadiz Inc. and Stanley E. Speer dated as of May 21, 2020

**10.23	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District

**10.24	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC

**10.25	Purchase and Sale Agreement between El Paso Natural Gas Company, LLC, and Cadiz Inc. dated December 31, 2018

**10.26	First Amendment to Purchase and Sale Agreement dated February 3, 2020 by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.27	Second Amendment to Purchase and Sale Agreement dated December 4, 2020 by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.28	Conversion and Exchange Agreement, dated March 5, 2020, by and between Cadiz Inc. and Elkhorn Partners Limited Partnership

**10.29	Registration Rights Agreement, dated March 5, 2020, by and among Cadiz Inc. and the other parties thereto

**10.30	Underwriting Agreement, dated as of June 29, 2021, by and among the Company and B. Riley Securities, Inc., as representative of the several underwriters named therein

**10.31	Credit Agreement, dated as of July 2, 2021, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time to time party thereto, and B. Riley Securities, Inc., as administrative agent

**10.32	Security Agreement, dated as of July 2, 2021, made by Cadiz Inc., Cadiz Real Estate LLC, in favor of B. Riley Securities, Inc.

**10.33	First Amendment to Credit Agreement, dated as of February 2, 2023, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time to time party thereto, and B. Riley Securities, Inc. as administrative agent

**10.34	Second Amendment to Credit Agreement, dated as of August 14, 2023, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time to time party thereto, and B. Riley Securities, Inc. as administrative agent

**10.35	Third Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of March 6, 2024, by and among Cadiz Inc., Cadiz Real Estate LLC, ATEC Water Systems, LLC and Octagon Partners LLC as borrowers, and the lenders party thereto

Cadiz Inc.

**10.36	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of July 2, 2021

**10.37	First Amendment to Deed of Trust, Assignment of Leases and Rents, Securities Agreement, Financing Statement and Fixture Filing, dated as of February 2, 2023

†**10.38	Employment Agreement between Cadiz Inc. and Susan P. Kennedy dated as of February 4, 2022

**10.39	Form of Board Observer and Nomination Right Agreement

**10.40	Amendment No. 1 to Board Observer and Nomination Right Agreement, dated as of March 6, 2024, by and between Cadiz Inc. and Heerema International Group Services S.A.

**10.41	Form of Registration Rights Agreement

**10.42	Form of Amendment No. 1 to Registration Rights Agreement

**10.43	Form of Amendment No. 2 to Registration Rights Agreement

**10.44	Amendment No. 3 to Registration Rights Agreement, dated as of March 6, 2024, by and between Cadiz Inc. and Heerema International Group Services S.A.

**10.45	Asset Purchase Agreement, dated as of October 21, 2022, between ATEC Systems, Inc., David Ketchum and Donna Ketchum and Cadiz Inc.

**10.46	Amended and Restated Limited Liability Company Agreement of ATEC Water Systems, LLC dated as of November 6, 2022

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Cadiz Inc.

*32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97.1	Cadiz Clawback and Forfeiture Policy

* 101.INS	Inline XBRL Instance Document

* 101.SCH	Inline XBRL Taxonomy Extension Schema

* 101.CAL	Inline XBRL Taxonomy Extension Calculation

* 101.DEF	Inline XBRL Extension Definition

* 101.LAB	Inline XBRL Taxonomy Extension Label

* 101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or agreement.
*	Filed herewith.
**	Previously filed.
***	All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

ITEM 16. Form 10-K Summary

None.

Cadiz Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Susan P. Kennedy
Susan P. Kennedy,
Chief Executive Officer

Date:	March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Susan P. Kennedy	March 28, 2024
Susan Kennedy, Chair and Chief Executive Officer (Principal Executive Officer)

/s/ Stanley E. Speer	March 28, 2024
Stanley E. Speer, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen E. Courter	March 28, 2024
Stephen E. Courter, Director

/s/ Maria Dreyfus	March 28, 2024
Maria Dreyfus, Director

/s/ Maria Echaveste	March 28, 2024
Maria Echaveste, Director

/s/ Winston H. Hickox	March 28, 2024
Winston H. Hickox, Director

/s/ Barbara Lloyd	March 28, 2024
Barbara Lloyd, Director

/s/ Kenneth Lombard	March 28, 2024
Kenneth Lombard, Director

/s/ Richard Polanco	March 28, 2024
Richard Polanco, Director

/s/ Carolyn Webb de Macias Carolyn Webb de Macias, Director	March 28, 2024

Cadiz Inc.

Cadiz Inc. Consolidated Financial Statements

Cadiz Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cadiz Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Cadiz Inc.

Liquidity Assessment

As described in Note 2 to the consolidated financial statements, management has prepared the Company’s consolidated financial statements on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $31.4 million for the year ended December 31, 2023. The Company had working capital of $2.2 million as of December 31, 2023 and used cash in operations of $20.9 million for the year ended December 31, 2023. Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgment to estimate the significant assumptions related to the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, (iii) categorization of expenditures as discretionary versus non-discretionary and (iv) ability to raise capital. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

The principal considerations for our determination that performing procedures relating to the liquidity assessment is a critical audit matter are the significant judgment by management when assessing whether the Company has sufficient liquidity and a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s liquidity assessment and the significant assumptions related to projected cash outflows, projected cash inflows, categorization of expenditures as discretionary versus non-discretionary, and ability to raise capital.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for assessing whether the Company has sufficient liquidity; (ii) evaluating the appropriateness of the projected cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the projected cash flow model; and (iv) evaluating the reasonableness of management’s significant assumptions related to projected cash outflows, projected cash inflows, categorization of expenditures as discretionary versus non-discretionary, and ability to raise capital. Evaluating management’s assumptions related to projected cash outflows, projected cash inflows, categorization of expenditures as discretionary versus non-discretionary, and ability to raise capital involved evaluating whether the assumptions used were reasonable considering (i) current and past performance of the Company; (ii) management’s historical forecasting accuracy; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 28, 2024

We have served as the Company’s auditor since at least 1995. We have not been able to determine the specific year we began serving as auditor of the Company.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss

	December 31,
(In thousands, except per share data)	2023	2022

Total revenues	$1,991	$1,501

Costs and expenses:
Cost of Sales	2,887	2,067
General and administrative	18,797	15,342
Depreciation	1,247	654

Total costs and expenses	22,931	18,063

Operating loss	(20,940)	(16,562)

Interest expense, net	(4,944)	(8,263)
Loss on derivative liability	(220)	-
Loss on early extinguishment of debt	(5,331)	-
Loss before income taxes	(31,435)	(24,825)
Income tax expense	(11)	(7)
Gain (loss) from equity-method investments	-	40

Net loss and comprehensive loss	$(31,446)	$(24,792)

Less: Preferred stock dividend requirements	$5,106	5,106

Net loss and comprehensive loss applicable to common stock	$(36,552)	$(29,898)

Basic and diluted net loss per common share	$(0.56)	$(0.60)

Basic and diluted weighted-average shares outstanding	65,656	49,871

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets

($ in thousands, except per share data)	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,502	$9,997
Restricted Cash	-	1,288
Accounts receivable	904	454
Inventories	2,106	316
Prepaid expenses and other current assets	508	380
Total current assets	8,020	12,435

Property, plant, equipment and water programs, net	87,217	84,138
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	431	553
Long-term restricted cash	134	2,497
Other assets	5,438	5,030
Total assets	$107,374	$110,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,245	$1,107
Accrued liabilities	1,170	1,545
Current portion of long-term debt	182	140
Dividend payable	1,288	1,288
Contingent consideration liabilities	1,450	1,450
Short-term deferred revenue	373	-
Operating lease liabilities	127	109
Total current liabilities	5,835	5,639

Long-term debt, net	37,711	48,950
Long-term lease obligations with related party, net	22,877	20,745
Long-term operating lease liabilities	318	444
Deferred revenue	625	750
Other long-term liabilities	41	36
Total liabilities	67,407	76,564
Stockholders' equity:
Preferred stock - $.01 par value, 100,000 shares authorized at December 31, 2023, and December 31, 2022; shares issued and outstanding – 329 at December 31, 2023, and December 31, 2022	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at December 31, 2023, and December 31, 2022; shares issued and outstanding – 2,300 at December 31, 2023, and 2,300 at December 31, 2022	1	1
Common stock - $0.01 par value; 85,000,000 shares authorized at December 31, 2023, and 70,000,000 authorized at December 31, 2022; shares issued and outstanding: 66,710,795 at December 31, 2023, and 55,823,810 at December 31, 2022	665	556

Additional paid-in capital	679,150	636,963
Accumulated deficit	(639,850)	(603,298)
Total stockholders' equity	39,967	34,223
Total liabilities and stockholders' equity	$107,374	$110,787

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
($ in thousands)	2023	2022

Cash flows from operating activities:
Net loss	$(31,446)	$(24,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,247	654
Amortization of debt discount and issuance costs	414	2,414
Amortization of right-of-use asset	122	18
Interest expense added to loan principal	992	-
Interest expense added to lease liability	2,107	1,866
Gain/Loss on equity method investments	-	(40)
Loss on early extinguishment of debt	5,331	-
Compensation charge for stock and share option awards	1,496	1,876
Unrealized loss on derivative liabilities	220	-
Changes in operating assets and liabilities:
Accounts receivable	(450)	(184)
Inventories	(1,790)	(236)
Prepaid expenses and other current assets	(128)	311
Other assets	(408)	(684)
Accounts payable	937	113
Lease liabilities	(108)	(18)
Deferred revenue	248	-
Other accrued liabilities	292	103

Net cash used in operating activities	(20,924)	(18,599)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(5,787)	(3,376)
Contributions to equity-method investments	-	(213)
Distributions from equity-method investments	-	217
Payments for acquisitions, net of cash acquired	-	(750)

Net cash used in investing activities	(5,787)	(4,122)

Cash flows from financing activities:
Net proceeds from issuance of common stock	38,490	21,636
Dividend payment	(5,106)	(5,106)
Proceeds from the issuance of long-term debt	233	287
Issuance costs of long-term debt	(27)	-
Principal payments on long-term debt	(15,164)	(170)
Costs for extinguishment of debt	(600)	-
Taxes paid related to net share settlement of equity awards	(261)	-

Net cash provided by financing activities	17,565	16,647

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,146)	(6,074)

Cash, cash equivalents and restricted cash, beginning of period	13,782	19,856

Cash, cash equivalents and restricted cash, end of period	$4,636	$13,782

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders’ Equity

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2021	43,656,169	$435	329	$1	2,300	$1	$613,572	$(573,400)	$40,609

Issuance of shares pursuant to direct offerings	11,857,140	118	-	-	-	-	21,518	-	21,636
Dividends paid and declared on 8.875% series A cumulative perpetual preferred shares ($2,220 per share)	-	-	-	-	-	-	-	(5,106)	(5,106)
Stock-based compensation expense	310,501	3	-	-	-	-	1,873	-	1,876
Net loss and comprehensive loss	-	-	-	-	-	-	-	(24,792)	(24,792)
Balance as of December 31, 2022	55,823,810	$556	329	$1	2,300	$1	$636,963	$(603,298)	$34,223

Issuance of shares pursuant to direct offerings	10,500,000	105	-	-	-	-	38,385	-	38,490
Dividends paid and declared on 8.875% series A cumulative perpetual preferred shares ($2,220 per share)	-	-	-	-	-	-	-	(5,106)	(5,106)
Reclassification of derivative liability	-	-	-	-	-	-	2,570	-	2,570
Stock-based compensation expense	386,985	4	-	-	-	-	1,232	-	1,236
Net loss and comprehensive loss	-	-	-	-	-	-	-	(31,446)	(31,446)
Balance as of December 31, 2023	66,710,795	$665	329	$1	2,300	$1	$679,150	$(639,850)	$39,967

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Cadiz Inc. (“Cadiz or the “Company”) is a water solutions provider with a unique combination of land, water, pipeline and water filtration technology assets strategically located in Southern California between major water systems serving population centers in the Southwestern United States. The Company’s portfolio of assets includes 2.5 million acre-feet of water supply, 220 miles of existing, buried pipeline, 1 million acre-feet of groundwater storage capacity, versatile, scalable, and cost-effective water filtration technology. The Company provides products and services to public water systems, government agencies and commercial clients that address the emerging threat of water scarcity and affordability in a region of the world facing severe challenges from climate change.

The Company owns approximately 46,000 acres of land with high-quality, naturally-recharging groundwater resources in Southern California’s Mojave Desert (“Cadiz Property”). Land holdings with vested water rights were assembled by the Company’s founders in the early 1980s, relying on NASA imagery that identified a significant desert aquifer system at the base of a vast Southern California watershed.

Since its founding in 1983, the Company has developed its land assets in California for sustainable farming and groundwater management, and in recent years, has invested in wellfield and pipeline infrastructure as well as water filtration technology that will enable The Company to play a critical role in serving the needs of people and communities that lack access to clean, reliable and affordable water.

The Company’s supply, storage and pipeline assets are located in a remote area of eastern San Bernardino County that sits at the crossroads of major highway, rail, energy, and water infrastructure between California’s primary water supply systems, the Colorado River Basin and the State Water Project. As a result, the Cadiz Water Conservation and Storage Project is well positioned to assist public water agencies in storing and managing unpredictable water supplies and provide reliable, affordable water supplies to chronically underserved areas of California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred losses of $31.4 million and $24.8 million for the years ended December 31, 2023 and 2022, respectively. The Company had working capital of $2.2 million at December 31, 2023 and used cash in operations of $20.9 million for the year ended December 31, 2023. The higher loss in 2023 was primarily due to a loss on extinguishment of debt in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

Cadiz Inc.

Notes To The Consolidated Financial Statements

Cash requirements during the year ended December 31,2023, primarily reflect certain operating and administrative costs related to development of the Company’s land, water, infrastructure and technology assets for water solutions including the Cadiz Water Conservation & Storage Project (“Water Project”), agricultural operations and water filtration business. The Company’s present activities are focused on the development of its assets in ways that meet an urgent need for groundwater storage capacity in Southern California and growing demand for affordable, reliable, long-term water supplies before the next drought strikes the Southwestern United States.

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

On February 2, 2023, the Company and its wholly-owned subsidiary, Cadiz Real Estate LLC, as borrowers (collectively, the “Borrowers”) entered into a First Amendment to Credit Agreement with BRF Finance Co., LLC (“Lenders”) and B. Riley Securities, Inc., (“BRS”) as administrative agent, to amend certain provisions of the Credit Agreement dated as of July 2, 2021 (“First Amended Credit Agreement”). Under the First Amended Credit Agreement, the lenders will have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”)(see Note 8 – "Long-Term Debt”, below).

On March 6, 2024, the Company entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”). The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027 (see Note 15 – “Subsequent Events”).

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

Segment Reporting

The Company currently operates in two reportable segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including pre-revenue development of the Water Project (supply, storage and conveyance), and agricultural operations. The Company’s second operating segment is its water filtration technology business, ATEC Water Systems LLC (“ATEC”) which provides innovative water filtration solutions for impaired or contaminated groundwater sources. The Company acquired the assets of ATEC Systems, Inc. in November 2022 into its new subsidiary ATEC.  There were intersegment sales of $311 thousand during the year ended December 31, 2023, which resulted in an intercompany elimination of profits in the amount of $99 thousand.

Cadiz Inc.

Notes To The Consolidated Financial Statements

Revenue Recognition

The Company’s revenue is currently derived from sales of water filtration systems by ATEC, sales of farm crops, and rental revenue from its agricultural lease. The Company recognizes revenue by following the five-step model under ASC 606 to achieve the core principle that an entity recognizes revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sales of farm crops are recognized when product is shipped to customers at Cadiz Ranch, and sales at ATEC are recognized when filters are shipped to the customer.

Stock-Based Compensation

General and administrative expenses include $1.5 million and $1.9 million of stock-based compensation expenses in the years ended December 31, 2023 and 2022, respectively.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common stock by the weighted-average common shares outstanding. Options, restricted stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 5,290,000 shares and 1,814,000 shares for the years ended December 31, 2023 and 2022, respectively.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

Goodwill and Other Intangibles Resulting from Business Acquisitions

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized prior to the adoption of Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”) on January 1, 2002. In addition, as a result of the ATEC Acquisition (see Note 3 – “Acquisitions”), tax deductible goodwill in the amount of $1.9 million was recorded in November 2022. Since the adoption of ASC 350, there have been no goodwill impairments recorded. The reporting units to which $5.7 million of goodwill is allocated had a positive carrying amount on December 31, 2023 and 2022.

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

This impairment assessment is performed at least annually in the fourth quarter. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. The Company uses the market approach to assess impairment for the Land and Water Resources reporting unit, as its common stock price is an important component of the fair value calculation. If the Company’s stock price experiences price declines, this will impact the fair value of the reporting unit and could lead to potential impairment charges in future periods. Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future. The Company uses the income approach to assess impairment for the Water Filtration Technology reporting unit.

Cadiz Inc.

Notes To The Consolidated Financial Statements

In the Company’s annual impairment analysis for the fourth quarter 2023, the goodwill was evaluated utilizing a qualitative assessment. Based on this assessment, the Company determined that the fair value of the reporting units was more-likely-than-not greater than its respective carrying value; therefore, no impairment charge was recorded during the current fiscal year.

Debt Discount

Debt discount created upon the issuance of debt is deferred and amortized over the life of the related loan using the effective interest method and is presented as a reduction of long-term debt. The Company recorded $0.7 million of debt discount for the year ended December 31, 2023, and $2.4 million for the year ended December 31, 2022. Amortization of debt discounts is included in interest expense on the Consolidated Statement of Operations.

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

Fair Value of Financial Instruments

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature. The carrying value of the Company’s secured debt approximates fair value, based on interest rates available to the Company for debt with similar terms. See Note 8 – “Long-Term Debt”, for discussion of fair value of debt.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

Supplemental Cash Flow Information

During the year ended December 31, 2023, approximately $1.6 million in interest payments on the Company’s senior secured debt was paid in cash. There are no scheduled principal payments due on the Current Senior Secured Debt prior to its maturity.

At December 31, 2023, accruals for cash dividends payable on the Series A Preferred Stock was $1.29 million (see Note 10 – “Common and Preferred Stock”). The cash dividends were paid on January 15, 2024.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	December 31, 2023	December 31, 2022
(in thousands)

Cash and Cash Equivalents	$4,502	$9,997
Restricted Cash	-	1,288
Long-Term Restricted Cash	134	2,497
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$4,636	$13,782

The restricted cash amounts primarily represented funds deposited into a segregated account, representing an amount sufficient to pre-fund quarterly dividend payments on Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering through approximately July 2023.

Cash payments for income taxes were $11 thousand and $7 thousand for the years ended December 31, 2023 and 2022, respectively.

Cadiz Inc.

Notes To The Consolidated Financial Statements

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In November 2023, the Financial Account Standards Board (“FASB”) issued an accounting standards update which modifies the disclosure and presentation requirements of reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued an accounting standards update which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash tax paid in the U.S. and foreign jurisdictions. This update is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

Accounting Guidance Adopted

In June 2016, the FASB issued an accounting standards update which introduces new guidance for the accounting for credit losses on certain financial instruments. This update is effective for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years, with early adoption permitted. The adoption of this new standard on January 1, 2023 had no impact on the Company’s consolidated financial statements.

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

The table below summarizes the fair value of assets acquired and liabilities Assumed in the ATEC Acquisition:

($ in thousands)

ASSETS
Inventory	80
Property, plant and equipment	169
Identifiable intangibles	50
Goodwill	1,901
Total estimated purchase price	$2,200

Cadiz Inc.

Notes To The Consolidated Financial Statements

The impact of the ATEC Acquisition, which is a new water filtration technology segment for the Company, was not material to the proforma net revenue or net income of the Company’s combined operations for the year ended December 31, 2022. Net revenue and net income related to ATEC post-acquisition were not material to the Consolidated Statements of Income for the year ended December 31, 2022.

The Company recorded a contingent consideration liability in the amount of $1.45 million related to the purchase price of the ATEC Acquisition for amounts payable upon the sale of a requisite number of water filtration units under an asset purchase agreement.

Following the acquisition, the Company entered into an agreement to grant 200,000 Class P Units of ATEC to the new Chief Operating Officer of ATEC which vest ratably on an annual basis over three years. These units provide for a 20% profit participation in ATEC following a return to the Company of its initial $2.2 million investment.

NOTE 4 – REPORTABLE SEGMENTS

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the year ended December 31, 2023:

	Year Ended December 31, 2023
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Total revenues	1,251	740	1,991

Costs and expenses:
Cost of sales	2,241	646	2,887
General and administrative	18,042	755	18,797
Depreciation	1,096	151	1,247

Total costs and expenses	21,379	1,552	22,931

Operating loss	$(20,128)	$(812)	$(20,940)

The Company only operated in one segment during the year ended December 31, 2022, as the water filtration technology segment did not exist prior to the ATEC Acquisition in November 2022.

Assets by operating segment, inclusive of goodwill, are as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Operating Segment:
Water and Land Resources	$101,946	$107,439
Water Filtration Technology	5,428	3,348
	$107,374	$110,787

Cadiz Inc.

Notes To The Consolidated Financial Statements

Goodwill by operating segment is as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Filtration Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31, 2023
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$32,357	$-
Water programs	29,209	-
Pipeline	22,096	-
Buildings	1,730	-
Leasehold improvements, furniture and fixtures	1,605	4
Machinery and equipment	3,719	210
Construction in progress	5,664	-
	96,380	214
Less accumulated depreciation	(9,238)	(139)
	$87,142	$75

	December 31, 2022
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$30,579	$-
Water programs	29,210	-
Pipeline	22,091	-
Buildings	1,715	-
Leasehold improvements, furniture and fixtures	1,606	3
Machinery and equipment	3,229	166
Construction in progress	3,680	-
	92,110	169
Less accumulated depreciation	(8,141)	-
	$83,969	$169

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 5 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2023	2022

Land and land improvements	$32,357	$30,579
Water programs	29,209	29,210
Pipeline	22,096	22,091
Buildings	1,730	1,715
Leasehold improvements, furniture and fixtures	1,609	1,609
Machinery and equipment	3,929	3,395
Construction in progress	5,664	3,680
	96,594	92,279
Less accumulated depreciation	(9,377)	(8,141)
	$87,217	$84,138

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

During the year ended December 31, 2023, $1,906,000 of construction in progress was placed into service, which included land development, irrigation systems and stand establishment related to the planting of 150 acres of alfalfa.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $1.25 million and $0.7 million for the twelve months ended December 31, 2023 and 2022, respectively.

NOTE 6 – OTHER ASSETS

Other assets include the following (dollars in thousands):

	December 31,
	2023	2022

Prepaid rent	$4,366	$4,481
Deposits and other	1,072	549
	$5,438	$5,030

Prepaid rent primarily consists of fees incurred to obtain the rights-of-way for the Water Project. Amortization of prepaid rent was approximately $115,000 for each of the years ended December 31, 2023 and 2022.

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 7 – ACCRUED LIABILITIES

At December 31, 2023 and 2022, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2023	2022

Payroll, bonus, and benefits	$90	$88
Legal and consulting	284	403
Water project and well development	146	794
Other accrued expenses	650	260
	$1,170	$1,545

NOTE 8 – LONG-TERM DEBT

At December 31, 2023 and 2022, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2023	2022

Senior secured debt due	$21,200	$50,000
Interest rate of 7% per annum
Convertible note instrument due	16,895	-
Interest rate of 7% per annum
Other loans	352	287
Debt discount and debt issuance costs, net of accumulated accretion	(554)	(1,198)
Total outstanding long-term debt	37,893	49,089

Less current portion	182	139

Total outstanding debt	$37,711	$48,950

The carrying value of the Company’s Senior Secured Debt is approximately $19.1 million.  The carrying value of the Company's convertible note instrument approximates fair value.

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2023, are as follows:

Cadiz Inc.

Notes To The Consolidated Financial Statements

Year Ending December 31	($ in thousands)

2024	$182
2025	119
2026	38,146
2027	-
2028+	-
Total	$38,447

.On July 2, 2021, the Company entered into a $50 million senior secured credit agreement (“Credit Agreement”) with Lenders and BRS, as administrative agent for the Lenders (“Current Senior Secured Debt”). Interest is paid quarterly at a rate of seven percent per annum. The obligations under the Current Senior Secured Debt are secured by substantially all of the Company’s assets on a first-priority basis. In connection with any repayment or prepayment of the debt, the Company is required to pay a repayment fee equal to the principal amount being repaid or prepaid, multiplied by 6.0%. At any time, the Company will be permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid plus the applicable repayment fee described above.

On February 2, 2023, the Company entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement”). In connection with the First Amended Credit Agreement, the Company repaid $15 million of the Senior Secured Debt together with fees and interest required to be paid in connection with such repayment under the Credit Agreement. Under the First Amended Credit Agreement, the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”). Additionally, the maturity date of the Credit Agreement was extended from July 2, 2024 to June 30, 2026. The annual interest rate remains unchanged at 7.00%. Interest on $20 million of the principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by addition such amount to the outstanding principal amount of the outstanding Convertible Loan. The amendment was recorded as a debt extinguishment.

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

The fair value of the derivative liability was remeasured each reporting period using an option pricing model, and the change in fair value was recorded as an adjustment to the derivative liability with the change in fair value recorded as income or expense. On August 14, 2023, the Credit Agreement was further amended to remove a conversion exchange cap provision (“Second Amended Credit Agreement”). As a result of the Second Amended Credit Agreement, the Company reclassified the carrying value of the bifurcated conversion option at the time of the modification from a derivative liability in the amount of $2.57 million to additional paid-in capital. Total unrealized losses of derivative liabilities accounted for as derivatives prior to the Second Amended Credit Agreement were $220 thousand for the year ended December 31, 2023.

Cadiz Inc.

Notes To The Consolidated Financial Statements

On March 6, 2024, the Company entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”).  The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 9 – INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (dollars in thousands):

	December 31,
	2023	2022

Deferred tax assets:
Net operating losses	$75,727	$69,537
Fixed asset basis difference	4,738	4,599
Contributions carryover	29	48
Deferred compensation	157	695
Accrued liabilities and other	796	358

Total deferred tax assets	81,447	75,237

Valuation allowance for deferred tax assets	(81,447)	(75,237)

Net deferred tax asset	$-	$-

The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from expiring net operating losses, terms of stock compensation plans, fixed assets, and accrued liabilities. A full valuation allowance continues to be recorded given the Company continues to be incurring losses.

As of December 31, 2023, the Company had net operating loss (NOL) carryforwards of approximately $334 million for federal income tax purposes and $309 million for California income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2043 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and a tax ownership change that occurred in June of 2021.

The Company’s tax years 2020 through 2023 remain subject to examination by the Internal Revenue Service, and tax years 2019 through 2023 remain subject to examination by California tax jurisdictions. In addition, the Company’s loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Cadiz Inc.

Notes To The Consolidated Financial Statements

A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	2023	2022

Expected federal income tax benefit at 21%	$(6,602)	$(5,205)
Increase (decrease) in valuation allowance	4,433	3,906
State income tax	11	7
Expiring carryforwards	933	577
Non-deductible expenses and other	1,236	722

Income tax expense	$11	$7

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 10 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 85 million shares of Common Stock at a $0.01 par value. As of December 31, 2023, and December 31, 2022, the Company had 66,710,795 and 55,823,810 shares issued and outstanding, respectively.

During 2022, the Company completed the sale and issuance of 11,857,140 shares of its common stock to certain institutional and individual investors in two registered direct offerings with net proceeds totaling $21.6 million. During 2023, the Company completed the sale and issuance of 10,500,000 shares of its common stock to certain institutional investors in a registered direct offering with net proceeds totaling $38.5 million.

In January 2013, the Company revised its then existing agreement with the law firm of Brownstein Hyatt Farber Schreck LLP (“Brownstein Agreement”), a related party. Under the Brownstein Agreement, the Company was to issue up to a total of 400,000 shares of the Company’s common stock.  200,000 of these shares had been issued as of December 31, 2023 and 200,000 shares were to be earned upon the achievement of certain milestones. Effective December 31, 2023, the unearned milestone shares were cancelled upon termination of the Brownstein Agreement.

Additionally, the Company incurred direct expenses to Brownstein of approximately $0.8 million and $1.5 million in 2023 and 2022, respectively.

Cadiz Inc.

Notes To The Consolidated Financial Statements

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of December 31, 2023, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of December 31, 2023.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of December 31, 2023, the Company has paid cash dividends in the amount of $11,661,000. On December 21, 2023, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $560.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.56 per Depositary Share. The dividend was paid on January 15, 2024 to respective holders of record as of the close of business on January 4, 2024.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of December 31, 2023.

NOTE 11 – STOCK-BASED COMPENSATION PLANS

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

Of the total 2,700,000 shares reserved under the 2019 EIP, 2,333,739 shares and restricted stock units (“RSUs”) have been awarded to the Company’s directors, employees and consultants as of December 31, 2023.

825,000 RSUs were granted to employees in April 2021 as long-term equity incentive awards ( “April 2021 RSU Grant”). Of the 825,000 RSUs granted under the April 2021 RSU Grant, 510,000 RSUs were scheduled to vest upon completion of certain milestones, including (a) 255,000 RSUs which vested in July 2021 upon completion of refinancing of the Company’s then existing senior secured debt and funding to complete the purchase of the northern Pipeline (“ Northern Pipeline Vesting Event”), and (b) 255,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers (“Supply Agreement Vesting Event”). 170,000 RSUs, including 85,000 related to the Supply Agreement Vesting Event, were accelerated and became fully vested as a result of an amended employee agreement entered into in February 2022 upon the change of the Executive Chair, 60,000 RSUs vested and were issued on January 3, 2023, and 170,000 RSUs vested and were issued on March 1, 2023. 85,000 of the RSUs related to the Supply Agreement Vesting Event were cancelled effective December 31, 2023 and the remaining 85,000 shares related to the Supply Agreement Vesting Event vested in March 2024.

Additionally, in July 2022, 60,000 RSUs were granted to employees as long-term equity incentive awards ( “July 2022 RSU Grant”). The RSUs granted under the July 2022 RSU Grant vested on January 2, 2024. The RSU incentive awards are subject in each case to continued employment with the Company through the vesting date.

Of the 255,000 RSUs earned and issued in July 2021 upon the Northern Pipeline Vesting Event, the Company issued 158,673 shares net of taxes withheld and paid in cash by the Company. Of the 170,000 RSUs issued on March 1, 2023, the Company issued 102,871 shares net of taxes withheld and paid in cash by the Company.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

Additionally, 400,000 RSUs were granted to a consultant on July 1, 2023 ( “July 2023 RSU Grant). Of the 400,000 RSUs granted under the July 2023 RSU Grant, 200,000 RSUs were vested in March 2024 upon completion of the Third Amended Credit Agreement and Assignment discussed in Note 15 – “Subsequent Events”, below. Of the remaining 200,000 RSUs granted, 100,000 RSUs vested and were issued on October 1, 2023, and 100,000 vested and were issued on February 1, 2024.

A summary of RSU activity under the plans during the years ended December 31, 2023 and 2022 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2021	634,247	$11.14
Granted	219,878	$2.22
Forfeited or canceled	-	$-
Vested	(310,501)	$8.75

Nonvested at December 31, 2022	543,624	$8.90
Granted	603,884	$3.85
Forfeited or canceled	(90,315)	$10.75
Vested	(468,116)	$7.19

Nonvested at December 31, 2023	589,077	$4.80

As of December 31, 2023, the Company had approximately $315 thousand of unrecognized stock compensation expense related to nonvested PSUs and RSUs.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2023 and December 31, 2022.

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

NOTE 13 – LEASES

The Company has operating leases for its corporate offices and office equipment. The Company’s leases have remaining lease terms of 1 month to 34 months as of December 31, 2023, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term.

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

Lease balances. Amounts recognized in the accompanying consolidated balance sheet as of December 31, 2023 and 2022 are as follows (in thousands):

Cadiz Inc.

Notes To The Consolidated Financial Statements

As of December 31, 2023
Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$431
Short-term lease liability	Other liabilities	$127
Long-term lease liability	Other long-term liabilities	$318

As of December 31, 2022
Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$553
Short-term lease liability	Other liabilities	$109
Long-term lease liability	Other long-term liabilities	$444

Lease cost. The Company’s operating lease cost for the year ended December 31, 2023 was $180 thousand.

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of December 31, 2023 (in thousands):

2024	$172
2025	192
2026	160
2027	-
2028+	-
Total lease payments	524
Less: Imputed interest	(79)
Present value of lease payments	445
Less: current maturities of lease obligations	(127)
Long-term lease obligations	$318

Most of the Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to us from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in order to discount lease payments to present value. The table below presents additional information related to the Company’s leases as of December 31, 2023:

Weighted Average Remaining Lease Term
Operating leases (in years)	3

Weighted Average Discount Rate
Operating leases	12%

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

(in thousands)	Level 1 Assets

Balance at December 31, 2022	$-

Investments in Certificates of Deposit	3,000

Balance at December 31, 2023	$3,000

(in thousands)	Level 3 Liabilities

Balance at December 31, 2022	$(1,450)

Derivative liabilities	(2,350)
Unrealized losses on derivative liabilities, net	(220)
Reclassification of derivative liabilities to additional paid-in capital	2,570

Balance at December 31, 2023	$(1,450)

	Investments at Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Assets

Certificates of Deposit	$3,000	$-	$-	$3,000

Total Assets	$3,000	$-	$-	$3,000

Liabilities

Contingent consideration liabilities	$-	$-	$1,450	$1,450

Total Liabilities	$-	$-	$1,450	$1,450

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS

On March 6, 2024, the Company entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”). Before entering into the Third Amended Credit Agreement, Heerema purchased the outstanding secured non-convertible term loans under the Credit Agreement (“Assignment”). In connection with the Assignment, the existing holders of both the Convertible Loan and non-convertible term loans consented to effectuate the Third Amended Credit Agreement in consideration of a consent fee in the aggregate amount of $479,845 payable in the form of our common stock (valued at $2.89 per share, or 166,036 shares), which will be registered pursuant to a shelf registration statement on Form S-3 and a prospectus supplement thereunder.

The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027.