Form 10-Q
period 2024-03-31
CADIZ INC
filed 2024-05-14
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

As of May 10, 2024, the Registrant had 67,793,609 shares of common stock, par value $0.01 per share, outstanding.

Fiscal First Quarter 2024 Quarterly Report on Form 10-Q	Page

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands, except per share data)	2024	2023

Total revenues	$1,121	$130

Costs and expenses:
Cost of sales	1,004	22
General and administrative	4,730	3,931
Depreciation	295	329

Total costs and expenses	6,029	4,282

Operating loss	(4,908)	(4,152)

Interest expense, net	(1,939)	(1,336)
Gain on derivative liability	-	130
Loss on early extinguishment of debt	-	(5,331)

Loss before income taxes	(6,847)	(10,689)
Income tax expense	(3)	(2)
Loss from equity-method investments	-	-

Net loss and comprehensive loss	$(6,850)	$(10,691)

Less: Preferred stock dividend	(1,265)	(1,265)

Net loss and comprehensive loss applicable to common stock	$(8,115)	$(11,956)

Basic and diluted net loss per common share	$(0.12)	$(0.19)

Basic and diluted weighted average shares outstanding	66,997	62,638

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands, except per share data)	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$19,212	$4,502
Accounts receivable	1,581	904
Inventories	2,756	2,106
Prepaid expenses and other current assets	993	508
Total current assets	24,542	8,020

Property, plant, equipment and water programs, net	87,045	87,217
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	2,254	431
Long-term restricted cash	134	134
Other assets	5,398	5,438
Total assets	$125,507	$107,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,700	$1,245
Accrued liabilities	2,108	1,170
Current portion of long-term debt	171	182
Dividend payable	1,265	1,288
Contingent consideration liabilities	1,450	1,450
Deferred revenue	723	373
Operating lease liabilities	157	127
Total current liabilities	8,574	5,835

Long-term debt, net	54,229	37,711
Long-term lease obligations with related party, net	23,452	22,877
Long-term operating lease liabilities	1,974	318
Deferred revenue	625	625
Other long-term liabilities	42	41
Total liabilities	88,896	67,407

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at March 31, 2024 and December 31, 2023; shares issued and outstanding – 329 at March 31, 2024 and December 31, 2023	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at March 31, 2024 and December 31, 2023; shares issued and outstanding – 2,300 at March 31, 2024 and December 31, 2023	1	1
Common stock - $.01 par value; 85,000,000 shares authorized at March 31, 2024 and December 31, 2023; shares issued and outstanding – 67,283,574 at March 31, 2024 and 66,710,795 at December 31, 2023	671	665
Additional paid-in capital	683,903	679,150
Accumulated deficit	(647,965)	(639,850)
Total stockholders’ equity	36,611	39,967
Total liabilities and stockholders’ deficit	$125,507	$107,374

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2024	2023

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:	$(6,850)	(10,691)
Depreciation	295	329
Amortization of debt discount and issuance costs	269	194
Amortization of right-of-use asset	33	29
Interest expense added to loan principal	380	166
Interest expense added to lease liability	569	500
Finance expense	307	-
Unrealized gain on derivative liability	-	(130)
Loss on early extinguishment of debt	-	5,331
Compensation charge for stock and share option awards	1,259	326
Changes in operating assets and liabilities:
Accounts receivable	(677)	229
Inventories	(650)	(582)
Prepaid expenses and other current assets	(485)	(412)
Other assets	40	29
Accounts payable	1,485	523
Lease liabilities	(170)	(26)
Deferred revenue	350	-
Other accrued liabilities	972	116

Net cash used in operating activities	(2,873)	(4,069)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(186)	(2,206)

Net cash used in investing activities	(186)	(2,206)

Cash flows from financing activities:
Net proceeds from issuance of stock	-	38,490
Dividend payments	(1,288)	(1,288)
Proceeds from the issuance of long-term debt	20,000	-
Principal payments on long-term debt	(52)	(15,047)
Issuance costs long-term debt	(839)	(27)
Costs for early extinguishment of debt	-	(600)
Taxes paid related to net share settlement of equity awards	(52)	(261)

Net cash provided by financing activities	17,769	21,267

Net increase in cash, cash equivalents and restricted cash	14,710	14,992

Cash, cash equivalents and restricted cash, beginning of period	4,636	13,782

Cash, cash equivalents and restricted cash, end of period	$19,346	$28,774

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2024 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	66,710,795	$665	329	$1	2,300	$1	$679,150	$(639,850)	$39,967

Stock-based compensation expense, net of taxes	472,779	5	-	-	-	-	1,202	-	1,207
Issuance of warrants	-	-	-	-	-	-	887	-	887
Shares to be issued to lenders	-	-	-	-	-	-	480	-	480
Issuance of shares pursuant to consultants	100,000	1	-	-	-	-	256	-	257
Capitalization of gain on extinguishment of debt	-	-	-	-	-	-	1,928	-	1,928
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(6,850)	(6,850)

Balance as of March 31, 2024	67,283,574	671	329	$1	2,300	$1	683,903	(647,965)	36,611

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements and notes have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of results for the entire fiscal year ending December 31, 2024.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $6.9 million for the three months ended March 31, 2024, compared to $10.7 million for the three months ended March 31, 2023. The Company had working capital of $16.0 million at March 31, 2024 and used cash in its operations of $2.9 million for the three months ended March 31, 2024. The lower loss in 2024 was primarily due to a 2023 loss on early extinguishment of debt recorded in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in 2023, offset by higher compensation costs related to stock based non-cash bonus awards in 2024.

Cash requirements during the three months ended March 31, 2024 primarily reflect certain operating and administrative costs related to the Company’s land, water, infrastructure and technology assets for water solutions including the Cadiz Water Conservation & Storage Project (“Water Project”), agricultural operations and water filtration business. The Company’s present activities are focused on the development of its assets in ways that meet a need for groundwater storage capacity in Southern California and growing demands for affordable, reliable, long-term water supplies in the Southwestern United States.

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

Cadiz Inc.

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

On March 6, 2024, the Company entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”). The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from HHC $ Fund 2012 ("Heerema") in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema from an existing lender has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027 (see “Note 3 – Long-Term Debt”, below). The proceeds from the Third Amended Credit Agreement will be used to fund expenditures associated with development of the Company’s water supply projects, to fund working capital needs, to pay transaction related expenses and for general corporate purposes.

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs. The covenants in the senior secured debt do not prohibit the Company’s use of additional equity financing and allow the Company to retain 100% of the proceeds of any common equity financing. The Company does not expect the loan covenants to materially limit its ability to finance its water solutions and agricultural development activities.

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

Supplemental Cash Flow Information

During the three months ended March 31, 2024, approximately $362,000 in interest payments on the Company’s senior secured debt was paid in cash and approximately $380,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

At March 31, 2024, accruals for cash dividends payable on the Series A Preferred Stock was $1.27 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on April 15, 2024.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	March 31, 2024	December 31, 2023	March 31, 2023
(in thousands)

Cash and Cash Equivalents	$19,212	$4,502	$26,277
Restricted Cash	-	-	1,265
Long Term Restricted Cash	134	134	1,232
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$19,346	$4,636	$28,774

The restricted cash amounts primarily represented funds deposited into a segregated account, representing an amount sufficient to pre-fund quarterly dividend payments on Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering through approximately July 2023.

In conjunction with the Third Amended Credit Agreement, the Company issued warrants to Heerema and paid a consent fee with common stock which are non-cash financing activities.  See Note 3 – “Long Term Debt” for additional discussion of these non-cash financing activities.

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

NOTE 2 – REPORTABLE SEGMENTS

The Company currently operates in two reportable segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including pre-revenue development of the Water Project (supply, storage and conveyance), and agricultural operations. The Company’s second operating segment is its Water Filtration Technology business, ATEC Water Systems LLC (“ATEC”) which provides innovative water filtration solutions for impaired or contaminated groundwater sources. The Company acquired the assets of ATEC Systems, Inc. in November 2022 into its new subsidiary ATEC.  There were no intersegment sales during the quarters ended March 31, 2024 or 2023.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$636	$485	$1,121

Total revenues	636	485	1,121

Costs and expenses:
Cost of sales	660	344	1,004
General and administrative	4,480	250	4,730
Depreciation	282	13	295

Total costs and expenses	5,422	607	6,029

Operating loss	$(4,786)	$(122)	$(4,908)

	Three Months Ended March 31, 2023
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$130	$-	$130

Total revenues	130	-	130

Costs and expenses:
Cost of sales	22	-	22
General and administrative	3,767	164	3,931
Depreciation	278	51	329

Total costs and expenses	4,067	215	4,282

Operating loss	$(3,937)	$(215)	$(4,152)

Cadiz Inc.

Assets by operating segment are as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Operating Segment:
Water and Land Resources	$119,013	$101,946
Water Filtration Technology	6,494	5,428
	$125,507	$107,374

Goodwill by operating segment is as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Filtration Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	March 31, 2024
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$32,357	$-
Water programs	29,242	-
Pipeline	22,097	-
Buildings	1,730	-
Leasehold improvements, furniture and fixtures	1,606	4
Machinery and equipment	3,737	210
Construction in progress	5,731	-
	96,500	214
Less accumulated depreciation	(9,520)	(149)
	$86,980	$65

Cadiz Inc.

	December 31, 2023
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$32,357	$-
Water programs	29,209	-
Pipeline	22,096	-
Buildings	1,730	-
Leasehold improvements, furniture and fixtures	1,605	4
Machinery and equipment	3,719	210
Construction in progress	5,664	-
	96,380	214
Less accumulated depreciation	(9,238)	(139)
	$87,142	$75

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company’s Senior Secured Debt and the Company's convertible note instrument approximates fair value.

On July 2, 2021, the Company entered into a $50 million senior secured credit agreement (“Credit Agreement”). Interest is paid quarterly at a rate of seven percent per annum. The obligations under the Credit Agreement are secured by substantially all of the Company’s assets on a first-priority basis. In connection with any repayment or prepayment of the debt, the Company is required to pay a repayment fee equal to the principal amount being repaid or prepaid, multiplied by 6.0%. At any time, the Company will be permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid plus the applicable repayment fee described above.

In connection with entering into the Credit Agreement, on July 2, 2021 (the “Original Issue Date”) the Company issued to the Lenders two warrants (“A Warrants” and “B Warrants”), each granting an option to purchase 500,000 shares of the Company’s common stock (collectively, the “Warrants”). The A Warrants may be exercised any time prior to July 2, 2024 (the “Expiration Date”) and have an exercise price of $17.38 equal to 120% of the closing price per share of the Company’s common stock on the Original Issue Date. The B Warrants may be exercised in the period from 180 days after the Original Issue Date to the Expiration Date and have an exercise price of $21.72 equal to 150% of the closing price of the Company’s common stock on the Original Issue Date.

As a result of the issuance of the A and B Warrants, which met the criteria for equity classification under applicable GAAP, the Company recorded additional paid-in capital in the amount of $1.9 million which was the fair value of the Warrants on the issuance date. In addition, the fair value of the Warrants was recorded as debt discount and is being amortized over the term of the related debt.

Cadiz Inc.

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

The fair value of the derivative liability was remeasured each reporting period using an option pricing model, and the change in fair value was recorded as an adjustment to the derivative liability with the change in fair value recorded as income or expense. On August 14, 2023, the Credit Agreement was further amended to remove a conversion exchange cap provision (“Second Amended Credit Agreement”). As a result of the Second Amended Credit Agreement, the Company reclassified the carrying value of the bifurcated conversion option at the time of the modification from a derivative liability in the amount of $2.57 million to additional paid-in capital. Total unrealized losses of derivative liabilities accounted for as derivatives prior to the Second Amended Credit Agreement were $130 thousand for the three months ended March 31, 2023.

On March 6, 2024, the Company entered into the Third Amended Credit Agreement.  Before entering into the Third Amended Credit Agreement, Heerema purchased the outstanding secured non-convertible term loans under the Credit Agreement (“Assignment”) at a discount on behalf of the Company.  The Assignment was considered a debt extinguishment resulting in a gain of $1.9 million recorded as additional paid-in-capital as Heerema is a significant shareholder of the Company.  The acquired secured non-convertible term loans were issued to Heerema at a discount which is being amortized over the term of the non-convertible term loan. In connection with the Assignment, the existing holders of both the Convertible Loan and non-convertible term loans consented to effectuate the Third Amended Credit Agreement in consideration of a consent fee in the aggregate amount of $479,845 payable in the form of the Company’s registered common stock (valued at $2.89 per share, or 166,036 shares). The consent fee was capitalized as an additional debt discount and is being amortized over the remaining term of the Convertible Loan.

Cadiz Inc.

The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027. The New Secured Convertible Debt will bear PIK interest at a rate of 7% per annum, payable quarterly in arrears. The initial conversion price of the New Secured Convertible Debt is $5.30 per share and will be subject to anti-dilution adjustments.

In connection with the debts issued to Heerema, the Company issued a warrant to purchase 1,000,000 shares of our common stock (the “Heerema Warrant”) to Heerema.  The Heerema Warrant has an exercise price of $5.00 per share, which will be subject to anti-dilution adjustments. The Heerema Warrant expires on June 30, 2027.  The Company recorded the fair value of the Heerema Warrant on the issuance date in additional paid-in capital in the amount of $0.9 million. In addition, the fair value of the Heerema Warrant was recorded as debt discount and is being amortized over the term of the secured debt issued to Heerema.

In the event of certain asset sales, the incurrence of indebtedness or a casualty or condemnation event, in each case, under certain circumstances as described in the Credit Agreement, the Company will be required to use a portion of the proceeds to prepay amounts under the secured debt. In the event of any additional issuance of depositary receipts (“Depositary Receipts”) representing interests in shares of 8.875% Series A Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) by the Company, the Company will be required to, within five business days after the receipt of the net cash proceeds, apply 75% of the net cash proceeds to prepay amounts due under the debt (including the applicable repayment fee described above).

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

Cadiz Inc.

Of the total 2,700,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 2,350,149 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of March 31, 2024. Of the 2,350,149 shares and RSUs awarded, 46,744 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2023. These shares vested and were issued on January 31, 2024.

825,000 RSUs were granted to employees in April 2021 as long-term equity incentive awards ( “April 2021 RSU Grant”). Of the 825,000 RSUs granted under the April 2021 RSU Grant, 510,000 RSUs were scheduled to vest upon completion of certain milestones, including (a) 255,000 RSUs which vested in July 2021 upon completion of refinancing of the Company’s then existing senior secured debt and funding to complete the purchase of the Northern Pipeline (“ Northern Pipeline Vesting Event”), and (b) 255,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers (“Supply Agreement Vesting Event”). 170,000 RSUs, including 85,000 related to the Supply Agreement Vesting Event, were accelerated and became fully vested as a result of an amended employee agreement entered into in February 2022 upon the change of the Company's Executive Chair, 60,000 RSUs vested and were issued on January 3, 2023, and 170,000 RSUs vested and were issued on March 1, 2023. 85,000 of the RSUs related to the Supply Agreement Vesting Event were cancelled effective December 31, 2023 and the remaining 85,000 shares related to the Supply Agreement Vesting Event vested in March 2024.

Additionally, in July 2022, 60,000 RSUs were granted to employees as long-term equity incentive awards ( “July 2022 RSU Grant”). The RSUs granted under the July 2022 RSU Grant vested on January 2, 2024. In January 2024, 60,000 additional RSUs were granted to employees which vest on January 2, 2025. The RSU incentive awards are subject in each case to continued employment with the Company through the vesting date.

Of the 255,000 RSUs earned and issued in July 2021 upon the Northern Pipeline Vesting Event, the Company issued 158,673 shares net of taxes withheld and paid in cash by the Company. Of the 170,000 RSUs issued on March 1, 2023, the Company issued 102,871 shares net of taxes withheld and paid in cash by the Company. Of the 85,000 RSUs earned and issued in March 2024 upon the Supply Agreement Vesting Event, the Company issued 62,624 shares net of taxes withheld and paid in cash by the Company.

Cadiz Inc.

Additionally, the Company issued 450,000 of performance stock units (“PSUs”) upon achievement of certain performance events. The PSUs vest upon the Company’s common stock achieving price hurdles (“Price Hurdles”) but not sooner than three years from date of grant, including (a) 200,000 PSUs to vest upon a Price Hurdle of $7 per share, (b) 150,000 PSUs to vest upon a Price Hurdle of $9 per share, (c) 50,000 PSUs to vest upon a Price Hurdle of $11 per share, and (d) 50,000 PSUs to vest upon a Price Hurdle of $13 per share and are payable, at the option of the Compensation Committee, in either common stock or cash. The PSU incentive award is subject to continue employment with the Company through the vesting date. These PSUs were cancelled in April 2024 in conjunction with entering into an amended and restated employment agreement with the Company’s Chief Executive Officer which provided a grant of 1.6 million RSUs and PSUs with (a) 700,000 RSUs that will vest over the three-year period from 2024 to 2026; (b) 600,000 RSUs that will vest upon achievement of milestones related to completion of certain permits, entering into binding contracts for water delivery or storage, and delivery of water, and (c) 300,000 PSUs that will vest upon a Price Hurdle of $15 per share for 20 consecutive days. The granting of these RSUs and PSUs is contingent upon the approval of an amendment by our stockholders to increase the shares reserved under the 2019 EIP.

400,000 RSUs were granted to a consultant on July 1, 2023 ( “July 2023 RSU Grant). Of the 400,000 RSUs granted under the July 2023 RSU Grant, 200,000 RSUs vested and were issued upon completion of the Third Amended Credit Agreement in March 2024. Of the remaining 200,000 RSUs granted, 100,000 RSUs vested and were issued on October 1, 2023, and 100,000 vested and were issued on February 1, 2024.

Additionally, 300,000 RSUs were granted to a consultant in January 2024 which vest upon achieving certain milestone events. 100,000 of these RSUs vested and were issued in March 2024 upon entering into binding supply agreements for the Water Project.

The accompanying consolidated statements of operations and comprehensive loss include approximately $1,259,000 and $326,000 of stock-based compensation expense related to stock awards in the three months ended March 31, 2024 and 2023, respectively.

NOTE 5 – INCOME TAXES

As of March 31, 2024, the Company had net operating loss (“NOL”) carryforwards of approximately $341 million for federal income tax purposes and $316 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2043 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and an ownership change that occurred in June 2021.

As of March 31, 2024, the Company’s unrecognized tax benefits were immaterial.

The Company's tax years 2020 through 2023 remain subject to examination by the Internal Revenue Service, and tax years 2019 through 2023 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against all deferred assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

Cadiz Inc.

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 9,456,000 and 1,819,000 for the three months ended March 31, 2024 and 2023, respectively. Shares related to the Convertible Loan have been excluded until stockholder approval is obtained.

NOTE 7 – LEASES & PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Effective February 1, 2024, the Company entered into a 26-year right-of-way agreement with the United States Bureau of Land Management (“BLM”) with respect to the Company’s Northern Pipeline asset which resulted in recording right-of-use assets and lease liabilities in the amount of $1.9 million resulting from $4.8 million in future lease payments over the 26 years less imputed interest of $2.9 million based upon a 10% weighted average discount rate.  The right-of-way agreement has an annual rent expense of approximately $186,000, with annual defined inflation increases.

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 1 month to 26 years as of March 31, 2024, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2049. The Company does not have any finance leases.

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

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $295,000 and $329,000 for the three months ended March 31, 2024 and 2023, respectively.

Cadiz Inc.

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

	Investments at Fair Value as of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Liabilities

Contingent consideration liabilities	$-	$-	$1,450	$1,450

Total Liabilities	$-	$-	$1,450	$1,450

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 85 million shares of Common Stock at a $0.01 par value. As of March 31, 2024, the Company had 67,283,574 shares issued and outstanding.

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of March 31, 2023, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of March 31, 2024.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of March 31, 2024, the Company has paid aggregate cash dividends of $12,949,000. On March 22, 2024, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $550.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.55 per Depositary Share. The dividend was paid on April 15, 2024 to respective holders of record as of the close of business on April 4, 2024.

At the issuance of the Series A Preferred Stock, the Company pre-funded eight quarterly payments through July 2023 in a segregated account. Dividends on the Series A Preferred Stock underlying the depositary shares will continue to accumulate whether or not (i) any of our agreements prohibit the current payment of dividends, (ii) we have earnings or funds legally available to pay the dividends, or (iii) our Board of Directors does not declare the payment of the dividends.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of March 31, 2024.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants’ participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of March 31, 2024 and March 31, 2023.

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

Cadiz Inc.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

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

Water Supply – We own vested water rights to withdraw 2.5 million acre-feet of groundwater for beneficial uses, including agricultural development on our property and export to serve communities across Southern California. Because water in the aquifer system will continue to be lost to evaporation, surplus water that is captured and withdrawn before it evaporates is a new water supply (“conserved” water). We have completed environmental review in accordance with local, state and federal laws authorizing the management of the groundwater aquifer underlying our property in the Cadiz Valley ("Cadiz Property" or "Cadiz Ranch") which is expected to produce an average of 50,000 acre-feet of water per year ("AFY") for 50 years for beneficial use in Southern California communities.

Water Storage – The alluvium aquifer that lies beneath the Cadiz Property is also large enough for use as a water “banking” facility, capable of storing water “in-lieu” for supply customers and up to 1 million acre-feet of imported surplus water for return during drought periods. For comparison, Metropolitan Water District of Souther California ("MWD") stores approximately 1.2 million acre-feet of water in the largest surface reservoir in the United States, Lake Mead.

Cadiz Inc.

Water Conveyance Infrastructure – We own an existing 220-mile 30-inch steel pipeline ("Northern Pipeline"), that intersects several water storage and conveyance facilities in Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. We also own a 99-year lease with the Arizona & California Railroad Company that will allow us to construct a 43-mile water conveyance pipeline ("Southern Pipeline") within the existing, active railroad right-of-way that extends from the Cadiz Ranch to the Colorado River Aqueduct. The capacity of the Northern Pipeline for water conveyance is 25,000 AFY. The capacity of the Southern Pipeline, ranges from 75,000 AFY to 150,000 AFY depending on the pipeline diameter (54-inch to 84-inch) selected to accommodate imported water storage.

Water Filtration Technology – In 2022, we completed the acquisition of the assets of ATEC Water Systems, Inc. into ATEC Water Systems, LLC ("ATEC"), which provides innovative water filtration solutions for impaired or contaminated groundwater sources. ATEC’s specialized filtration media provide cost-effective, high-rate of removal for common groundwater impairments and contaminants that pose health risks in drinking water including iron, manganese, arsenic, Chromium-6, nitrates, and other constituents of concern.

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

Through membership in Fenner Gap Mutual Water Company, a mutual water company to be owned by the participating water agencies, these agreements provide for delivery of purchased annual water supply over a 40-year term (take or pay), at an agreed upon market price estimated to start at approximately $850/AFY and subject to annual adjustment. Participating public agencies are expected to fund capital costs for conversion of the Northern Pipeline from gas to water, construction of pumping stations and appurtenant facilities, and would be able to seek infrastructure funding and grants.

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

Cadiz Inc.

Results of Operations

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

We currently operate in two reportable segments. Our largest segment is Land and Water Resources, which comprises all activities regarding our properties in the eastern Mojave Desert, pre-revenue development of the Water Project (supply, storage and conveyance), and agricultural operations. Our second operating segment is Water Filtration Technology comprised of ATEC which provides innovative water filtration technology solutions for impaired or contaminated groundwater sources.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$636	$485	$1,121

Total revenues	636	485	1,121

Costs and expenses:
Cost of sales	660	344	1,004
General and administrative	4,480	250	4,730
Depreciation	282	13	295

Total costs and expenses	5,422	607	6,029

Operating loss	$(4,786)	$(122)	$(4,908)

	Three Months Ended March 31, 2023
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$130	$-	$130

Total revenues	130	-	130

Costs and expenses:
Cost of sales	22	-	22
General and administrative	3,767	164	3,931
Depreciation	278	51	329

Total costs and expenses	4,067	215	4,282

Operating loss	$(3,937)	$(215)	$(4,152)

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited to rental income from our agricultural leases, sales from our alfalfa plantings and ATEC sales. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $6.9 million in the three months ended March 31, 2024, compared to a $10.7 million net loss during the three months ended March 31, 2023. The lower loss in 2024 was primarily due a loss on early extinguishment of debt recorded in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in 2023, offset by higher compensation costs related to stock based non-cash bonus awards in 2024.

Cadiz Inc.

Our primary expenses are our ongoing overhead costs associated with the development of our water supply, storage, conveyance (i.e., general and administrative expense), farming expenses at the Cadiz Ranch, manufacturing operations of ATEC and our interest expense. We will continue to incur non-cash expenses in connection with our equity incentive compensation plan.

Revenues Revenue totaled $1.1 million during the three months ended March 31, 2024, primarily related to ATEC sales totaling $0.5 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.5 million and rental income from our agricultural leases totaling $0.1 million. Revenue totaled $0.1 million during the three months ended March 31, 2023, primary related to rental income from our agricultural leases.

Cost of Sales Cost of sales totaled $1.0 million during the three months ended March 31, 2024, comprised of $0.7 million related to our alfalfa crop harvest and $0.3 million related to ATEC. Cost of sales totaled $22 thousand during the three months ended March 31, 2023.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.5 million in the three months ended March 31, 2024, compared to $3.6 million in the three months ended March 31, 2023.

Compensation costs for stock and option awards for the three months ended March 31, 2024, were $1.3 million, compared to $0.3 million for the three months ended March 31, 2023.   The increase was primarily related to vesting of milestone stock awards related to completion of the Third Amended Credit Agreement and Supply Agreement Vesting Event (see Note 4 to the Condensed Consolidated Financial Statements – “Stock-Based Compensation Plans”).

Depreciation Depreciation expense totaled $0.3 million during each of the three months ended March 31, 2024 and 2023.

Interest Expense, net Net interest expense totaled $1.9 million during the three months ended March 31, 2024 compared to $1.3 million during the same period in 2023. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Interest on outstanding debt	$1,428	$1,314
Amortization of debt discount	269	190
Finance expenses	307	-
Interest income	(52)	(168)
Other income	(13)	-

	$1,939	$1,336

Cadiz Inc.

Interest income primarily relates to interest on investments in short-term deposits.

Gains on Derivative Liabilities Gains on derivative liabilities totaled $0 during the three months ended March 31, 2024 compared to $0.1 million in the three months ended March 31, 2023, resulting from a remeasurement of a conversion option under the Company’s senior secured debt.

Loss on Early Extinguishment of Debt Loss on early extinguishment of debt totaled $0 during the three months ended March 31, 2024, compared to a loss on early extinguishment of debt totaling $5.3 million recorded during the three months ended March 31, 2023, resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

Liquidity and Capital Resources

Current Financing Arrangements

As we have not received sufficient revenues or profits from our water, agriculture or water filtration technology activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements and private equity placements.

Equity Offerings

In January 2023, we completed the sale and issuance of 10,500,000 shares of our common stock to certain institutional investors in a registered direct offering (“January 2023 Direct Offering”). The shares of common stock were sold at a purchase price of $3.84 per share, for aggregate gross proceeds of $40.3 million and aggregate net proceeds of approximately $38.5 million. A portion of the net proceeds were used to repay our debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment.

The remaining proceeds from the January 2023 Direct Offering were used for capital expenditures to accelerate development of water supply, storage, conveyance and treatment assets, working capital and development of additional water resources to meet increase demand on an accelerated timetable, and general corporate purposes.

Debt Offerings

In July 2021, we entered into a $50 million new credit agreement (“Credit Agreement”) (see Note 3 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). The proceeds of the Credit Agreement, together with the proceeds from a depositary share offering, were used to (a) to repay all our outstanding senior secured debt obligations in the amount of approximately $77.6 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying depositary shares issued in a depositary share offering, and (c) to pay transaction related expenses. The remaining proceeds were used for working capital needs and for general corporate purposes.

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

Under the First Amended Credit Agreement, the maturity date of the Credit Agreement was extended from July 2, 2024 to June 30, 2026.

On March 6, 2024, we entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”) (see Note 3 to the Condensed Consolidated Financial Statements – “Long-Term Debt”).  Before entering into the Third Amended Credit Agreement, Heerema purchased the outstanding secured non-convertible term loans under the Credit Agreement (“Assignment”). In connection with the Assignment, the existing holders of both the Convertible Loan and non-convertible term loans consented to effectuate the Third Amended Credit Agreement in consideration of a consent fee in the aggregate amount of $479,845 payable in the form of our common stock (valued at $2.89 per share, or 166,036 shares), which was registered pursuant to an effective shelf registration statement on Form S-3 and a prospectus supplement thereunder. The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027.

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

As we continue to actively pursue our business strategy, additional financing will continue to be required (see “Outlook”, below). The covenants in the Credit Agreement, as amended, do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any common equity financing. We do not expect the loan covenants to materially limit our ability to finance our water and agricultural development activities.

Cash Used in Operating Activities. Cash used in operating activities totaled $2.9 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively. The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business including increased working capital needs related to accounts receivable and inventory offset by increased accounts payable.

Cash Used in Investing Activities. Cash used in investing activities totaled $0.2 million for the three months ended March 31, 2024, and $2.2 million for the three months ended March 31, 2023. The cash used in the 2024 period primarily related to the development cost for the planting of 125 additional acres of alfalfa. The cash used in the 2023 period primarily related to the development of three new wells.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $17.8 million for the three months ended March 31, 2024, compared with cash provided of $21.3 million for the three months ended March 31, 2023. Proceeds from financing activities for the 2024 period related to the issuance of long-term debt under the Third Amended Credit Agreement. Proceeds from financing activities for the 2023 period primarily related to the issuance of shares under direct offerings, offset by the paydown of $15 million of senior secured debt in February 2023.

Outlook

Short-Term Outlook. The net proceeds of approximately $19.0 million from the completion of the Third Amended Credit Agreement in March 2024, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our agricultural development and ATEC operations are expected to be funded using existing capital and cash profits generated from operations during 2024.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of March 31, 2024, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Cadiz Inc.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

There have been no material changes to legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

a.	Information required under Form 8K.

None.

b.	Modifications to nomination process.

None.

c.	Insider trading arrangements.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Cadiz Inc.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

** 4.1	Common Stock Purchase Warrant dated as of March 6, 2024

** 10.1	Agreement for the Delivery of Water Made Available by Cadiz Inc. and Fenner Gap Mutual Water Company to Public Water Systems, dated February 28, 2024, among Cadiz Inc., Cadiz Real Estate LLC, Fenner Gap Mutual Water Company and Fontana Water Company

** 10.2	Term Sheet for the Delivery of Water Made Available by Cadiz Inc. and Fenner Gap Mutual Water Company to Santa Margarita Water District in the Northern Pipeline, dated February 28, 2024, among Cadiz Inc., Fenner Gap Mutual Water Company and Santa Margarita Water District

** 10.3	Third Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of March 6, 2024, by and among Cadiz Inc., Cadiz Real Estate LLC, ATEC Water Systems, LLC, and Octagon Partners LLC as borrowers, and the lenders party thereto

** 10.4	Amendment No. 3 to Registration Rights Agreement, dated as of March 6, 2024, by and between Cadiz Inc. and Heerema International Group Services S.A.

** 10.5	Amendment No. 1 to Board Observer and Nomination Right Agreement, dated as of March 6, 2024, by and between Cadiz Inc. and Heerema International Group Services S.A.

** 10.6	Key Terms for First Amendment to Option and GSWC’s Conditional Exercise of its Option

* 31.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Cadiz Inc.

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

*	Filed concurrently herewith.
**	Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Susan Kennedy	May 14, 2024
	Susan Kennedy	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	May 14, 2024
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)