Form 10-Q
period 2024-06-30
CADIZ INC
filed 2024-08-13
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2024

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

As of August 9, 2024, the Registrant had 67,896,161 shares of common stock, par value $0.01 per share, outstanding.

CADIZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months
	Ended June 30,
($ in thousands, except per share data)	2024	2023

Total revenues	$513	$809

Costs and expenses:
Cost of sales	852	768
General and administrative	6,305	5,320
Depreciation	305	305

Total costs and expenses	7,462	6,393

Operating loss	(6,949)	(5,584)

Interest expense, net	(1,921)	(1,128)
Loss on derivative liability	-	(350)

Loss before income taxes	(8,870)	(7,062)
Income tax expense	(2)	(2)

Net loss and comprehensive loss	$(8,872)	$(7,064)

Less: Preferred stock dividend	(1,288)	(1,288)

Net loss and comprehensive loss applicable to common stock	$(10,160)	$(8,352)

Basic and diluted net loss per common share	$(0.15)	$(0.13)

Basic and diluted weighted average shares outstanding	67,771	66,606

See accompanying notes to the unaudited condensed consolidated financial statements.

CADIZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Six Months
	Ended June 30,
($ in thousands, except per share data)	2024	2023

Total revenues	$1,634	$939

Costs and expenses:
Cost of sales	1,856	790
General and administrative	11,035	9,251
Depreciation	600	634

Total costs and expenses	13,491	10,675

Operating loss	(11,857)	(9,736)

Interest expense, net	(3,860)	(2,464)
Loss on derivative liability	-	(220)
Loss on early extinguishment of debt	-	(5,331)

Loss before income taxes	(15,717)	(17,751)
Income tax expense	(5)	(4)

Net loss and comprehensive loss	$(15,722)	$(17,755)

Less: Preferred stock dividend	(2,553)	(2,553)

Net loss and comprehensive loss applicable to common stock	$(18,275)	$(20,308)

Basic and diluted net loss per common share	$(0.27)	$(0.31)

Basic and diluted weighted average shares outstanding	67,384	64,633

See accompanying notes to the unaudited condensed consolidated financial statements.

CADIZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
($ in thousands, except per share data)	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$10,102	$4,502
Accounts receivable	1,619	904
Inventories	4,497	2,106
Prepaid expenses and other current assets	1,006	508
Total current assets	17,224	8,020

Property, plant, equipment and water programs, net	87,034	87,217
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	2,221	431
Long-term restricted cash	134	134
Other assets	5,365	5,438
Total assets	$118,112	$107,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,901	$1,245
Accrued liabilities	2,309	1,170
Current portion of long-term debt	155	182
Dividend payable	1,288	1,288
Contingent consideration liabilities	1,450	1,450
Deferred revenue	1,843	373
Operating lease liabilities	171	127
Total current liabilities	9,117	5,835

Long-term debt, net	54,724	37,711
Long-term lease obligations with related party, net	24,055	22,877
Long-term operating lease liabilities	1,976	318
Deferred revenue	625	625
Other long-term liabilities	43	41
Total liabilities	90,540	67,407

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at June 30, 2024 and December 31, 2023; shares issued and outstanding – 329 at June 30, 2024 and December 31, 2023	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at June 30, 2024 and December 31, 2023; shares issued and outstanding – 2,300 at June 30, 2024 and December 31, 2023	1	1
Common stock - $.01 par value; 100,000,000 shares authorized at June 30, 2024 and 85,000,000 authorized at December 31, 2023; shares issued and outstanding – 67,800,188 at June 30, 2024 and 66,710,795 at December 31, 2023	676	665
Additional paid-in capital	685,019	679,150
Accumulated deficit	(658,125)	(639,850)
Total stockholders’ equity	27,572	39,967
Total liabilities and stockholders’ deficit	$118,112	$107,374

See accompanying notes to the unaudited condensed consolidated financial statements.

CADIZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
($ in thousands)	2024	2023

Cash flows from operating activities:
Net loss	$(15,722)	(17,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	600	634
Amortization of debt discount and issuance costs	611	273
Amortization of right-of-use asset	66	59
Interest expense added to loan principal	1,024	435
Interest expense added to lease liability	1,166	1,032
Finance expense	307	-
Unrealized loss on derivative liability	-	220
Loss on early extinguishment of debt	-	5,331
Compensation charge for stock and share option awards	2,380	489
Changes in operating assets and liabilities:
Accounts receivable	(715)	(426)
Inventories	(2,391)	(849)
Prepaid expenses and other current assets	(498)	(233)
Other assets	73	(443)
Accounts payable	670	816
Lease liabilities	(154)	(53)
Deferred revenue	1,470	-
Other accrued liabilities	1,177	599

Net cash used in operating activities	(9,936)	(9,871)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(467)	(3,213)

Net cash used in investing activities	(467)	(3,213)

Cash flows from financing activities:
Net proceeds from issuance of stock	-	38,490
Dividend payments	(2,553)	(2,553)
Proceeds from the issuance of long-term debt	20,000	-
Principal payments on long-term debt	(98)	(15,088)
Issuance costs long-term debt	(1,294)	(27)
Costs for early extinguishment of debt	-	(600)
Taxes paid related to net share settlement of equity awards	(52)	(261)

Net cash provided by financing activities	16,003	19,961

Net increase in cash, cash equivalents and restricted cash	5,600	6,877

Cash, cash equivalents and restricted cash, beginning of period	4,636	13,782

Cash, cash equivalents and restricted cash, end of period	$10,236	$20,659

See accompanying notes to the unaudited condensed consolidated financial statements.

CADIZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three and six months ended June 30, 2024 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	66,710,795	$665	329	$1	2,300	$1	$679,150	$(639,850)	$39,967

Stock-based compensation expense, net of taxes	472,779	5	-	-	-	-	1,202	-	1,207
Issuance of warrants	-	-	-	-	-	-	887	-	887
Shares to be issued to lenders	-	-	-	-	-	-	480	-	480
Issuance of shares to consultants	100,000	1	-	-	-	-	256	-	257
Capitalization of gain on extinguishment of debt	-	-	-	-	-	-	1,928	-	1,928
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(6,850)	(6,850)

Balance as of March 31, 2024	67,283,574	671	329	$1	2,300	$1	683,903	(647,965)	36,611

Stock-based compensation expense, net of taxes	516,614	5	-	-	-	-	1,116	-	1,121
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	-	(1,288)	(1,288)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(8,872)	(8,872)

Balance as of June 30, 2024	67,800,188	676	329	1	2,300	1	685,019	(658,125)	27,572

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of results for the entire fiscal year ending December 31, 2024.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $15.7 million for the six months ended June 30, 2024, compared to $17.8 million for the six months ended June 30, 2023. The Company had working capital of $8.1 million at June 30, 2024 and used cash in its operations of $9.9 million for the six months ended June 30, 2024. The lower loss in 2024 was primarily due to a 2023 loss on early extinguishment of debt recorded in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in 2023, offset by higher compensation costs related to stock based non-cash bonus awards and increased interest expense related to the Third Amended Credit Agreement in 2024.

Cash requirements during the six months ended June 30, 2024 primarily reflect certain operating and administrative costs related to the Company’s land, water, infrastructure and technology assets for water solutions including the Cadiz Water Conservation & Storage Project (“Water Project”), agricultural operations and water filtration business. The Company’s present activities are focused on the development of its assets in ways that meet a need for groundwater storage capacity in Southern California and growing demands for affordable, reliable, long-term water supplies in the Southwestern United States.

CADIZ INC.

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

On March 6, 2024, the Company entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”). The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from HHC $ Fund 2012 (“Heerema”) in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema from an existing lender has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027 (see “Note 3 – Long-Term Debt”, below). The proceeds from the Third Amended Credit Agreement will be used to fund expenditures associated with development of the Company’s water supply projects, to fund working capital needs, to pay transaction related expenses and for general corporate purposes.

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, deferring the timing of preferred stock dividend payments (see Note 9 - Common and Preferred Stock) or reductions in operating costs. The covenants in the senior secured debt do not prohibit the Company’s use of additional equity financing and allow the Company to retain 100% of the proceeds of any common equity financing. The Company does not expect the loan covenants to materially limit its ability to finance its water solutions and agricultural development activities.

Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from each financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgement to estimate the projected cash flows of the Company including the following: (i) projected cash inflows and outflows and their timing, (ii) categorization of expenditures as discretionary versus non-discretionary and (iii) the ability to raise capital. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

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

Supplemental Cash Flow Information

During the six months ended June 30, 2024, approximately $737,000 in interest payments on the Company’s senior secured debt was paid in cash and approximately $1,024,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

At June 30, 2024, accruals for cash dividends payable on the Series A Preferred Stock was $1.28 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on July 15, 2024.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	June 30, 2024	December 31, 2023	June 30, 2023
(in thousands)

Cash and Cash Equivalents	$10,102	$4,502	$19,237
Restricted Cash	-	-	1,288
Long Term Restricted Cash	134	134	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$10,236	$4,636	$20,659

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

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In November 2023, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. ASU 2023-07, Segment Reporting (Topic 280)("ASU 2023-07").  ASU 2023-07 modifies the disclosure and presentation requirements of reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

CADIZ INC.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)("ASU 2023-09").  ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash tax paid in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

NOTE 2 – REPORTABLE SEGMENTS

The Company currently operates in two reportable segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including pre-revenue development of the Water Project (supply, storage and conveyance), and agricultural operations. The Company’s second operating segment is its Water Filtration Technology business, ATEC Water Systems LLC (“ATEC”) which provides innovative water filtration solutions for impaired or contaminated groundwater sources. The Company acquired the assets of ATEC Systems, Inc. in November 2022 into its new subsidiary ATEC.  There were no intersegment sales during the six months ended June 30, 2024 and $311 thousand during the six months ended June 30, 2023.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$350	$163	$513

Costs and expenses:
Cost of sales	679	173	852
General and administrative	5,917	388	6,305
Depreciation	292	13	305

Total costs and expenses	6,888	574	7,462

Operating loss	$(6,538)	$(411)	$(6,949)

CADIZ INC.

	Three Months Ended June 30, 2023
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$379	$430	$809

Costs and expenses:
Cost of sales	432	336	768
General and administrative	5,232	88	5,320
Depreciation	271	34	305

Total costs and expenses	5,935	458	6,393

Operating loss	$(5,556)	$(28)	$(5,584)

	Six Months Ended June, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$986	$648	$1,634

Costs and expenses:
Cost of sales	1,339	517	1,856
General and administrative	10,397	638	11,035
Depreciation	574	26	600

Total costs and expenses	12,310	1,181	13,491

Operating loss	$(11,324)	$(533)	$(11,857)

	Six Months Ended June 30, 2023
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$509	$430	$939

Costs and expenses:
Cost of sales	454	336	790
General and administrative	8,999	252	9,251
Depreciation	549	85	634

Total costs and expenses	10,002	673	10,675

Operating loss	$(9,493)	$(243)	$(9,736)

Assets by operating segment are as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Operating Segment:
Water and Land Resources	$109,387	$101,946
Water Filtration Technology	8,725	5,428
	$118,112	$107,374

CADIZ INC.

Goodwill by operating segment is as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Filtration Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	June 30, 2024
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$33,004	$-
Water programs	29,321	-
Pipeline	22,098	-
Buildings	1,805	-
Leasehold improvements, furniture and fixtures	1,605	4
Machinery and equipment	3,826	247
Construction in progress	5,091	4
	96,750	255
Less accumulated depreciation	(9,811)	(160)
	$86,939	$95

	December 31, 2023
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$32,357	$-
Water programs	29,209	-
Pipeline	22,096	-
Buildings	1,730	-
Leasehold improvements, furniture and fixtures	1,605	4
Machinery and equipment	3,719	210
Construction in progress	5,664	-
	96,380	214
Less accumulated depreciation	(9,238)	(139)
	$87,142	$75

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company’s senior secured debt and the Company's convertible note instrument approximates fair value.

On July 2, 2021, the Company entered into a $50 million senior secured credit agreement (“Credit Agreement”). Interest is paid quarterly at a rate of seven percent per annum. The obligations under the Credit Agreement are secured by substantially all of the Company’s assets on a first-priority basis. Currently, in connection with any repayment or prepayment of the Convertible Loan (as defined below), the Company is required to pay a repayment fee equal to the principal amount being repaid or prepaid, multiplied by 6.0%. At any time, the Company will be permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid plus any applicable repayment fee described above.

CADIZ INC.

In connection with entering into the Credit Agreement, on July 2, 2021 (the “Original Issue Date”) the Company issued to the Lenders two warrants (“A Warrants” and “B Warrants”), each granting an option to purchase 500,000 shares of the Company’s common stock (collectively, the “Warrants”). The A Warrants and B Warrants expired on July 2, 2024.

As a result of the issuance of the A and B Warrants, which met the criteria for equity classification under applicable GAAP, the Company recorded additional paid-in capital in the amount of $1.9 million which was the fair value of the Warrants on the issuance date. In addition, the fair value of the Warrants was recorded as debt discount and was amortized over the term of the related debt.

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

The fair value of the derivative liability was remeasured each reporting period using an option pricing model, and the change in fair value was recorded as an adjustment to the derivative liability with the change in fair value recorded as income or expense. On August 14, 2023, the Credit Agreement was further amended to remove a conversion exchange cap provision (“Second Amended Credit Agreement”). As a result of the Second Amended Credit Agreement, the Company reclassified the carrying value of the bifurcated conversion option at the time of the modification from a derivative liability in the amount of $2.57 million to additional paid-in capital. Total unrealized losses of derivative liabilities accounted for as derivatives prior to the Second Amended Credit Agreement were $350 thousand and $220 thousand for the three and six months ended June 30, 2023, respectively.

CADIZ INC.

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

CADIZ INC.

NOTE 4 – STOCK-BASED COMPENSATION PLANS

The Company has issued options and has granted stock awards pursuant to its 2019 Equity Incentive Plan, as described below.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (“2019 EIP”) was originally approved by stockholders at the July 10, 2019 Annual Meeting, with amendments to the plan approved by stockholders at the July 12, 2022 Annual Meeting and the June 11, 2024 Annual Meeting. The plan, as amended, provides for the grant and issuance of up to 5,200,000 shares and options to the Company’s employees, directors and consultants.

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

Of the total 5,200,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 4,251,207 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of June 30, 2024. Of the 4,251,207 shares and RSUs awarded, 69,479 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2024. These shares will vest and be issued on January 31, 2025.

825,000 RSUs were granted to employees in April 2021 as long-term equity incentive awards ( “April 2021 RSU Grant”). Of the 825,000 RSUs granted under the April 2021 RSU Grant, 510,000 RSUs were scheduled to vest upon completion of certain milestones, including (a) 255,000 RSUs which vested in July 2021 upon completion of refinancing of the Company’s then existing senior secured debt and funding to complete the purchase of the Northern Pipeline (“ Northern Pipeline Vesting Event”), and (b) 255,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers (“Supply Agreement Vesting Event”). 170,000 RSUs, including 85,000 related to the Supply Agreement Vesting Event, were accelerated and became fully vested as a result of an amended employee agreement entered into in February 2022 upon the change of the Company’s Executive Chair, 60,000 RSUs vested and were issued on January 3, 2023, and 170,000 RSUs vested and were issued on March 1, 2023. 85,000 of the RSUs related to the Supply Agreement Vesting Event were cancelled effective December 31, 2023 and the remaining 85,000 shares related to the Supply Agreement Vesting Event vested in March 2024.

CADIZ INC.

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

Additionally, in April 2022 the Company issued 450,000 of performance stock units (“PSUs”) upon achievement of certain performance events. The PSUs were to vest upon the Company’s common stock achieving price hurdles (“Price Hurdles”) but not sooner than three years from date of grant date. These PSUs were cancelled in April 2024 in conjunction with entering into an amended and restated employment agreement with the Company’s Chief Executive Officer which provided a grant of 1.6 million RSUs and PSUs with (a) 700,000 RSUs that will vest over the three-year period from 2024 to 2026; (b) 600,000 RSUs that will vest upon achievement of milestones related to completion of certain permits, entering into binding contracts for water delivery or storage, and delivery of water, and (c) 300,000 PSUs that will vest upon a Price Hurdle of $15 per share for 20 consecutive days.

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

The accompanying consolidated statements of operations and comprehensive loss include approximately $2,380,000 and $489,000 of stock-based compensation expense related to stock awards in the six months ended June 30, 2024 and 2023, respectively.

NOTE 5 – INCOME TAXES

As of June 30, 2024, the Company had net operating loss (“NOL”) carryforwards of approximately $348 million for federal income tax purposes and $323 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2043 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and an ownership change that occurred in June 2021.

CADIZ INC.

As of June 30, 2024, the Company’s unrecognized tax benefits were immaterial.

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

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,071,000 and 5,029,000 for the three months ended June, 2024 and 2023, respectively; and 10,075,000 and 5,029,000 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 1 month to 26 years as of June 30, 2024, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2049. The Company does not have any finance leases.

CADIZ INC.

As a lessor, in February 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC (“FVF”) (the “lessee”), pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops (“FVF Lease Agreement”). As consideration for the lease, FVF paid the Company a one-time payment of $12.0 million upon closing. The Company expects to recognize rental income of $420,000 annually over the next five years related to the FVF Lease Agreement.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $600,000 and $634,000 for the six months ended June 30, 2024 and 2023, respectively.

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

	Investments at Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Liabilities

Contingent consideration liabilities	$-	$-	$1,450	$1,450

Total Liabilities	$-	$-	$1,450	$1,450

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 100 million shares of Common Stock at a $0.01 par value. As of June 30, 2024, the Company had 67,800,188 shares issued and outstanding.

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of June 30, 2024, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of June 30, 2024.

CADIZ INC.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of June 30, 2024, the Company has paid aggregate cash dividends of $14,214,000. On June 20, 2024, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $560.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.56 per Depositary Share. The dividend was paid on July 15, 2024 to respective holders of record as of the close of business on July 5, 2024.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of June 30, 2024.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants’ participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of June 30, 2024 and June 30, 2023.

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

Water Supply – We own vested water rights to withdraw 2.5 million acre-feet of groundwater for beneficial uses, including agricultural development on our property and export to serve communities across Southern California. Because water in the aquifer system will continue to be lost to evaporation, surplus water that is captured and withdrawn before it evaporates is a new water supply (“conserved” water). We have completed environmental review in accordance with local, state and federal laws authorizing the management of the groundwater aquifer underlying our property in the Cadiz Valley (“Cadiz Property” or “Cadiz Ranch”) which is expected to produce an average of 50,000 acre-feet of water per year (“AFY”) for 50 years for beneficial use in Southern California communities.

Water Storage – The alluvium aquifer that lies beneath the Cadiz Property is also large enough for use as a water “banking” facility, capable of storing water “in-lieu” for supply customers and up to 1 million acre-feet of imported surplus water for return during drought periods. For comparison, Metropolitan Water District of Southern California stores approximately 1.2 million acre-feet of water in the largest surface reservoir in the United States, Lake Mead.

CADIZ INC.

Water Conveyance Infrastructure – We own an existing 220-mile 30-inch steel pipeline (“Northern Pipeline”), that intersects several water storage and conveyance facilities in Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. We also own a 99-year lease with the Arizona & California Railroad Company that will allow us to construct a 43-mile water conveyance pipeline (“Southern Pipeline”) within the existing, active railroad right-of-way that extends from the Cadiz Ranch to the Colorado River Aqueduct. The capacity of the Northern Pipeline for water conveyance is 25,000 AFY. The capacity of the Southern Pipeline ranges from 75,000 AFY to 150,000 AFY depending on the pipeline diameter (54-inch to 84-inch) selected to accommodate imported water storage.

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

In the first two quarters of 2024, we entered into agreements with multiple public water systems to purchase 16,275 AFY of annual water supply from us to be delivered via the Northern Pipeline. These agreements cumulatively represent 65% of the full capacity (25,000 AFY) of the Northern Pipeline.

Through membership in Fenner Gap Mutual Water Company, a mutual water company to be owned by the participating water agencies, these agreements provide for delivery of purchased annual water supply over a 40-year term (take or pay), at an agreed upon market price estimated to start at approximately $850/AFY at the wellhead, subject to annual adjustment. In addition, participating public agencies are expected to fund costs of delivery of water from the Cadiz Property to their service area, and the capital costs for conversion of the Northern Pipeline from gas to water, including construction of pumping stations and appurtenant facilities.  We anticipate that a portion of capital costs would be eligible for public infrastructure funding and grants. Also, forming a Master Limited Partnership (“MLP”) entity may allow for public agency partners and investors to act as limited partners and commit funding for the capital infrastructure costs required for the Water Project and/or obtain grant funding in exchange for an agreed-upon cash flow share from the project.  Under an MLP structure, traditionally used for pipeline and real estate assets, we would act as General Partner and contribute our infrastructure assets to the partnership and a share of the long-term cash flows from the groundwater banking operations in exchange for the capital funding provided by the limited partners. We are in discussions with parties that could participate in establishing a MLP.

CADIZ INC.

In the second quarter we also executed Letters of Intent with communities in San Bernardino County reserving up to 100,000 acre-feet of surplus water over the life of the Water Project for the benefit of local disadvantaged communities as part of the Mojave-San Bernardino County One Water Project (“One Water”) launched by the Victor Valley Wastewater Reclamation Authority (“VVWRA”). One Water is a collaboration among public agencies and water providers in San Bernardino County’s High Desert region to develop a regional, integrated and sustainably managed water system to preserve access and affordability for area communities. Under the program, we would make surplus available at cost after all first priority contracts are served and the One Water partners will join efforts to access grants and funding to support Northern Pipeline development.

Final agreements and facility construction are subject to standard environmental review and a project-level permitting process.

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

Results of Operations

Three Months Ended June 30, 2024, Compared to Three Months Ended June, 2023

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

CADIZ INC.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$350	$163	$513

Costs and expenses:
Cost of sales	679	173	852
General and administrative	5,917	388	6,305
Depreciation	292	13	305

Total costs and expenses	6,888	574	7,462

Operating loss	$(6,538)	$(411)	$(6,949)

	Three Months Ended June 30, 2023
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$379	$430	$809

Costs and expenses:
Cost of sales	432	336	768
General and administrative	5,232	88	5,320
Depreciation	271	34	305

Total costs and expenses	5,935	458	6,393

Operating loss	$(5,556)	$(28)	$(5,584)

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited to rental income from our agricultural leases, sales from our alfalfa plantings and ATEC sales. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $8.9 million in the three months ended June 30, 2024, compared to a $7.1 million net loss during the three months ended June 30, 2023. The higher 2024 loss was primarily due to higher stock compensation expense and increased interest expense related to the Third Amended Credit Agreement in 2024.

Our primary expenses are our ongoing overhead costs associated with the development of our water supply, storage, conveyance (i.e., general and administrative expense), farming expenses at the Cadiz Ranch, manufacturing operations of ATEC and our interest expense. We will continue to incur non-cash expenses in connection with our equity incentive compensation plan.

Revenues Revenue totaled $0.5 million during the three months ended June 30, 2024, primarily related to ATEC sales totaling $0.2 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.2 million and rental income from our agricultural leases totaling $0.1 million. Revenue totaled $0.8 million during the three months ended June 30, 2023, primarily related to ATEC sales totaling $0.4 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.3 million and rental income from our agricultural leases totaling $0.1 million.

CADIZ INC.

Cost of Sales Cost of sales totaled $0.9 million during the three months ended June 30, 2024, comprised of $0.7 million related to our alfalfa crop harvest and $0.2 million related to ATEC. Cost of sales totaled $0.8 million during the three months ended June 30, 2023, which comprised of $0.4 million related to our alfalfa crop harvest and $0.4 million related to ATEC.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $5.2 million in the three months ended June 30, 2024, compared to $5.2 million in the three months ended June 30, 2023.

Compensation costs for stock and option awards for the three months ended June 30, 2024, were $1.1 million, compared to $0.2 million for the three months ended June 30, 2023. The higher 2024 expense was primarily due to stock-based non-cash awards to employees.

Depreciation Depreciation expense totaled $0.3 million during each of the three months ended June 30, 2024 and 2023.

Interest Expense, net Net interest expense totaled $1.9 million during the three months ended June 30, 2024 compared to $1.1 million during the same period in 2023. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2024	2023

Interest on outstanding debt	$1,731	$1,267
Amortization of debt discount	342	71
Interest income	(132)	(210)
Other income	(20)	-

	$1,921	$1,128

Interest income primarily relates to interest on investments in short-term deposits.

Losses on Derivative Liabilities Losses on derivative liabilities totaled $0 during the three months ended June 30, 2024 compared to $0.4 million in the three months ended June 30, 2023, resulting from a remeasurement of a conversion option under the Company’s senior secured debt.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

We incurred a net loss of $15.7 million in the six months ended June 30, 2024, compared to a $17.8 million net loss during the six months ended June 30, 2023. The higher 2023 loss was primarily due to a loss on extinguishment of debt in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023, offset by a higher stock compensation expense and increased interest expense related to the Third Amended Credit Agreement in 2024.

CADIZ INC.

Revenues Revenue totaled $1.6 million during the six months ended June 30, 2024, primarily related to and ATEC sales totaling $0.6 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.8 million and rental income from our agricultural leases totaling $0.2 million. Revenue totaled $0.9 million during the six months ended June 30, 2023, primarily related to ATEC sales totaling $0.4 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.3 million and rental income from our agricultural leases totaling $0.2 million.

Cost of Sales Cost of sales totaled $1.9 million during the six months ended June 30, 2023, which comprised of $0.5 million related to ATEC and $1.4 million related to our alfalfa crop harvest . The 2024 alfalfa crop harvest net operating loss to date of $1.0 million primarily relates to continued suppressed market conditions for alfalfa on the West Coast. Cost of sales totaled $0.8 million during the six months ended June 30, 2023, which comprised of $0.4 million related to ATEC and $0.4 million related to our alfalfa crop harvest.

General and Administrative Expenses General and administrative expenses, exclusive of stock-based compensation costs, totaled $8.7 million in the six months ended June 30, 2024, compared to $8.8 million in the six months ended June 30, 2023.

Compensation costs for stock and option awards for the six months ended June 30, 2024, were $2.4 million, compared to $0.5 million for the six months ended June 30, 2023. The higher 2024 expense was primarily due to stock-based non-cash awards to employees.

Depreciation Depreciation expense totaled $0.6 million during each of the six months ended June 30, 2024 and 2023.

Interest Expense, net Net interest expense totaled $3.9 million during the six months ended June 30, 2024 compared to $2.5 million during the same period in 2023. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2024	2023

Interest on outstanding debt	$3,159	$2,581
Amortization of debt discount	611	261
Finance expense	307
Interest income	(184)	(378)
Other income	(33)	-

	$3,860	$2,464

Increased interest expense is primarily due to increased borrowing under the Third Amended Credit Agreement. Interest income primarily relates to interest on investments in short-term deposits.

CADIZ INC.

Losses on Derivative Liabilities Losses on derivative liabilities totaled $0 during the six months ended June 30, 2024 compared to $220 thousand during the six months ended June 30, 2023. The losses recorded in 2023 were a result of a remeasurement of a conversion option under the Company’s senior secured debt.

Loss on Early Extinguishment of Debt Loss on early extinguishment of debt totaled $0 during the six months ended June 30, 2024 compared to $5.3 million in the six months ended June 30, 2023. The 2023 loss on early extinguishment of debt was a result of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

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

CADIZ INC.

On February 2, 2023, we entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement), Under the First Amended Credit Agreement, the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of our common stock at a conversion price of $4.80 per share (the “Conversion Price”). In addition, prior to the maturity of the Credit Agreement, we have the right to require that the lenders convert the outstanding principal amount, plus any PIK Interest and accrued and unpaid interest, of the Convertible Loan if the following conditions are met: (i) the average VWAP of the Company’s common stock on The Nasdaq Stock Market, or such other national securities exchange on which the shares of common stock are listed for trading, over 30 consecutive trading dates exceeds 115% of the then Conversion Price and (ii) there is no event of default under certain provisions of the Credit Agreement.

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

Cash Used in Operating Activities. Cash used in operating activities totaled $9.9 million for each of the six months ended June 30, 2024 and 2023. The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business including increased working capital needs related to accounts receivable and inventory offset by increased accounts payable.

Cash Used in Investing Activities. Cash used in investing activities totaled $0.5 million for the six months ended June 30, 2024, and $3.2 million for the six months ended June 30, 2023. The cash used in the 2024 period primarily related to the development cost for the planting of 125 additional acres of alfalfa. The cash used in the 2023 period primarily related to the development of three new wells.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $16.0 million for the six months ended June 30, 2024, compared with cash provided of $20.0 million for the six months ended June 30, 2023. Proceeds from financing activities for the 2024 period related to the issuance of long-term debt under the Third Amended Credit Agreement. Proceeds from financing activities for the 2023 period primarily related to the issuance of shares under direct offerings, offset by the paydown of $15 million of senior secured debt in February 2023.

Outlook

Short-Term Outlook. The net proceeds of approximately $19.0 million from the completion of the Third Amended Credit Agreement in March 2024, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our ATEC operations are expected to be funded using existing capital and cash profits generated from operations during 2024.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of June 30, 2024, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CADIZ INC.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

*3.1	Certificate of Incorporation, as amended

**10.1	Amended and Restated Employment Agreement between Cadiz Inc. and Susan P. Kennedy dated as of April 26, 2024

**10.2

Agreement for the Delivery of Water Made Available by Cadiz, Inc. and Fenner Gap Mutual Water Company to Solomon Hills, dated April 18, 2024, among Cadiz Inc., Cadiz Real Estate LLC, Fenner Gap Mutual Water Company and Solstra Communities California LLC

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

Cadiz Inc.

By:	/s/ Susan Kennedy	August 13, 2024
	Susan Kennedy	Date
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	August 13, 2024
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)