Form 10-Q
period 2024-09-30
CADIZ INC
filed 2024-11-13
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of November 8, 2024, the Registrant had 75,184,106 shares of common stock, par value $0.01 per share, outstanding.

Fiscal Third Quarter 2024 Quarterly Report on Form 10-Q	Page

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands, except per share data)	2024	2023

Total revenues	$3,224	$368

Costs and expenses:
Cost of sales	2,409	692
General and administrative	5,275	5,127
Depreciation	307	308

Total costs and expenses	7,991	6,127

Operating loss	(4,767)	(5,759)

Interest expense, net	(2,023)	(1,173)

Loss before income taxes	(6,790)	(6,932)
Income tax expense	(3)	(4)

Net loss and comprehensive loss	$(6,793)	$(6,936)

Less: Preferred stock dividend	(1,265)	(1,265)

Net loss and comprehensive loss applicable to common stock	$(8,058)	$(8,201)

Basic and diluted net loss per common share	$(0.12)	$(0.12)

Basic and diluted weighted average shares outstanding	68,020	66,611

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands, except per share data)	2024	2023

Total revenues	$4,858	$1,307

Costs and expenses:
Cost of sales	4,265	1,482
General and administrative	16,310	14,378
Depreciation	907	942

Total costs and expenses	21,482	16,802

Operating loss	(16,624)	(15,495)

Interest expense, net	(5,883)	(3,637)
Loss on derivative liability	-	(220)
Loss on early extinguishment of debt	-	(5,331)

Loss before income taxes	(22,507)	(24,683)
Income tax expense	(8)	(8)

Net loss and comprehensive loss	$(22,515)	$(24,691)

Less: Preferred stock dividend	(3,818)	(3,818)

Net loss and comprehensive loss applicable to common stock	$(26,333)	$(28,509)

Basic and diluted net loss per common share	$(0.39)	$(0.44)

Basic and diluted weighted average shares outstanding	67,598	65,299

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands, except per share data)	2024	2023

ASSET
Current assets:
Cash and cash equivalents	$3,326	$4,502
Accounts receivable	3,243	904
Inventories	4,346	2,106
Prepaid expenses and other current assets	1,090	508
Total current assets	12,005	8,020

Property, plant, equipment and water programs, net	86,760	87,217
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	2,186	431
Long-term restricted cash	134	134
Other assets	5,334	5,438
Total assets	$112,553	$107,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,787	$1,245
Accrued liabilities	1,987	1,170
Current portion of long-term debt	138	182
Dividend payable	1,265	1,288
Contingent consideration liabilities	1,450	1,450
Deferred revenue	2,032	373
Operating lease liabilities	186	127
Total current liabilities	8,845	5,835

Long-term debt, net	55,699	37,711
Long-term lease obligations with related party, net	24,665	22,877
Long-term operating lease liabilities	1,976	318
Deferred revenue	625	625
Other long-term liabilities	44	41
Total liabilities	91,854	67,407

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at September 30, 2024 and December 31, 2023; shares issued and outstanding – 329 at September 30, 2024 and December 31, 2023	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at September 30, 2024 and December 31, 2023; shares issued and outstanding – 2,300 at September 30, 2024 and December 31, 2023	1	1
Common stock - $.01 par value; 100,000,000 shares authorized at September 30, 2024 and 85,000,000 authorized at December 31, 2023; shares issued and outstanding – 68,096,161 at September 30, 2024 and 66,710,795 at December 31, 2023	679	665
Additional paid-in capital	686,201	679,150
Accumulated deficit	(666,183)	(639,850)
Total stockholders’ equity	20,699	39,967
Total liabilities and stockholders’ deficit	$112,553	$107,374

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2024	2023

Cash flows from operating activities:
Net loss	$(22,515)	(24,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	907	942
Amortization of debt discount and issuance costs	959	337
Amortization of right-of-use asset	101	90
Interest expense added to loan principal	1,686	711
Interest expense added to lease liability	1,770	1,570
Finance expense	307	-
Unrealized loss on derivative liability	-	220
Loss on early extinguishment of debt	-	5,331
Compensation charge for stock and share option awards	3,566	1,142
Changes in operating assets and liabilities:
Accounts receivable	(2,339)	44
Inventories	(2,240)	(1,812)
Prepaid expenses and other current assets	(582)	(402)
Other assets	104	(532)
Accounts payable	564	1,312
Lease liabilities	(139)	(80)
Deferred revenue	1,659	93
Other accrued liabilities	870	323

Net cash used in operating activities	(15,322)	(15,402)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(522)	(3,815)

Net cash used in investing activities	(522)	(3,815)

Cash flows from financing activities:
Net proceeds from issuance of stock	-	38,490
Dividend payments	(3,841)	(3,841)
Proceeds from the issuance of long-term debt	20,000	233
Principal payments on long-term debt	(145)	(15,119)
Issuance costs long-term debt	(1,294)	(27)
Costs for early extinguishment of debt	-	(600)
Taxes paid related to net share settlement of equity awards	(52)	(261)

Net cash provided by financing activities	14,668	18,875

Net decrease in cash, cash equivalents and restricted cash	(1,176)	(342)

Cash, cash equivalents and restricted cash, beginning of period	4,636	13,782

Cash, cash equivalents and restricted cash, end of period	$3,460	$13,440

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity  (Unaudited)

For the three and nine months ended September 30, 2024 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	66,710,795	$665	329	$1	2,300	$1	$679,150	$(639,850)	$39,967

Stock-based compensation expense, net of taxes	472,779	5	-	-	-	-	1,202	-	1,207
Issuance of warrants	-	-	-	-	-	-	887	-	887
Shares to be issued to lenders	-	-	-	-	-	-	480	-	480
Issuance of shares to consultants	100,000	1	-	-	-	-	256	-	257
Capitalization of gain on extinguishment of debt	-	-	-	-	-	-	1,928	-	1,928
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(6,850)	(6,850)

Balance as of March 31, 2024	67,283,574	671	329	$1	2,300	$1	683,903	(647,965)	36,611

Stock-based compensation expense, net of taxes	516,614	5	-	-	-	-	1,116	-	1,121
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	-	(1,288)	(1,288)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(8,872)	(8,872)

Balance as of June 30, 2024	67,800,188	676	329	1	2,300	1	685,019	(658,125)	27,572

Stock-based compensation expense	295,973	3	-	-	-	-	1,182		1,185
Dividend declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-		(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(6,793)	(6,793)

Balance as of September 30, 2024	68,096,161	679	329	1	2,300	1	686,201	(666,183)	20,699

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of results for the entire fiscal year ending December 31, 2024.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $22.5 million for the nine months ended September 30, 2024, compared to $24.7 million for the nine months ended September 30, 2023. The Company had working capital of $3.2 million at September 30, 2024 and used cash in its operations of $15.3 million for the nine months September 30, 2024. The lower loss in 2024 was primarily due to a 2023 loss on early extinguishment of debt recorded in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in 2023, and improved operating results for the water filtration technology business segment offset by higher compensation costs related to stock based non-cash bonus awards and increased interest expense related to the Third Amended Credit Agreement in 2024.

Cash requirements during the nine months ended September 30, 2024, primarily reflect certain operating and administrative costs related to the Company’s land, water, infrastructure and technology assets for water solutions including the Mojave Groundwater Banking Project (formerly called the Cadiz Water Conservation & Storage Project), ("Mojave Groundwater Banking Project" or “Water Project”), agricultural operations and water filtration business. The Company’s present activities are focused on the development of its assets in ways that meet a need for groundwater storage capacity in Southern California and growing demands for affordable, reliable, long-term water supplies in the Southwestern United States.

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

On November 5, 2024, the Company completed the sale and issuance of 7,000,000 shares of the Company’s common stock to certain institutional investors in a registered direct offering ( “November 2024 Direct Offering”). The shares of common stock were sold at a purchase price of $3.34 per share, for aggregate gross proceeds of $23.4 million and aggregate net proceeds of approximately $21.9 million.

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, deferring the timing of preferred stock dividend payments (see Note 9 – Common and Preferred Stock) or reductions in operating costs. The covenants in the senior secured debt do not prohibit the Company’s use of additional equity financing and allow the Company to retain 100% of the proceeds of any common equity financing. The Company does not expect the loan covenants to materially limit its ability to finance its water solutions and agricultural development activities.

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

Supplemental Cash Flow Information

During the nine months ended September 30, 2024, approximately $1,116,000 in interest payments on the Company’s senior secured debt was paid in cash and approximately $1,686,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

At September 30, 2024, accruals for cash dividends payable on the Series A Preferred Stock was $1.27 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on October 15, 2024.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	September 30, 2024	December 31, 2023	September 30, 2023
(in thousands)

Cash and Cash Equivalents	$3,326	$4,502	$13,306
Restricted Cash	-	-	-
Long Term Restricted Cash	134	134	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$3,460	$4,636	$13,440

In conjunction with the Third Amended Credit Agreement, the Company issued warrants to Heerema and paid a consent fee with common stock which are non-cash financing activities. See Note 3 – “Long Term Debt” for additional discussion of these non-cash financing activities.

Cadiz Inc.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In November 2023, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. ASU 2023-07, Segment Reporting (Topic 280)(“ASU 2023-07”). ASU 2023-07 modifies the disclosure and presentation requirements of reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)(“ASU 2023-09”). ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash tax paid in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

NOTE 2 – REPORTABLE SEGMENTS

The Company currently operates in two reportable segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including pre-revenue development of the Water Project (supply, storage and conveyance), and agricultural operations. The Company’s second operating segment is its Water Filtration Technology business, ATEC Water Systems LLC (“ATEC”) which provides innovative water filtration solutions for impaired or contaminated groundwater sources. The Company acquired the assets of ATEC Systems, Inc. in November 2022 into its new subsidiary ATEC.  There were no intersegment sales during the nine months ended September 30, 2024, and $311 thousand during the nine months ended September 30, 2023.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the three and nine months ended September 30, 2024 and 2023:

Cadiz Inc.

	Three Months Ended September 30, 2024

(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$383	$2,841	$3,224

Costs and expenses:
Cost of sales	557	1,852	2,409
General and administrative	4,820	455	5,275
Depreciation	292	15	307

Total costs and expenses	5,669	2,322	7,991

Operating income (loss)	$(5,286)	$519	$(4,767)

	Three Months Ended September 30, 2023
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$199	$169	$368

Costs and expenses:
Cost of sales	513	179	692
General and administrative	4,927	200	5,127
Depreciation	277	31	308

Total costs and expenses	5,717	410	6,127

Operating loss	$(5,518)	$(241)	$(5,759)

	Nine Months Ended September 30, 2024

(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,369	$3,489	$4,858

Costs and expenses:
Cost of sales	1,896	2,369	4,265
General and administrative	15,217	1,093	16,310
Depreciation	866	41	907

Total costs and expenses	17,979	3,503	21,482

Operating loss	$(16,610)	$(14)	$(16,624)

Cadiz Inc.

	Nine Months Ended September 30, 2023

(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$708	$599	$1,307

Costs and expenses:
Cost of sales	967	515	1,482
General and administrative	13,926	452	14,378
Depreciation	826	116	942

Total costs and expenses	15,719	1,083	16,802

Operating loss	$(15,011)	$(484)	$(15,495)

Assets by operating segment are as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Operating Segment:
Water and Land Resources	$102,536	$101,946
Water Filtration Technology	10,017	5,428
	$112,553	$107,374

Goodwill by operating segment is as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Filtration Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	September 30, 2024
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$33,004	$-
Water programs	29,331	-
Pipeline	22,099	-
Buildings	1,805	-
Leasehold improvements, furniture and fixtures	1,605	4
Machinery and equipment	3,826	247
Construction in progress	5,107	6
	96,777	257
Less accumulated depreciation	(10,103)	(171)
	$86,674	$86

Cadiz Inc.

	December 31, 2023
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$32,357	$-
Water programs	29,209	-
Pipeline	22,096	-
Buildings	1,730	-
Leasehold improvements, furniture and fixtures	1,605	4
Machinery and equipment	3,719	210
Construction in progress	5,664	-
	96,380	214
Less accumulated depreciation	(9,238)	(139)
	$87,142	$75

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

The fair value of the derivative liability was remeasured each reporting period using an option pricing model, and the change in fair value was recorded as an adjustment to the derivative liability with the change in fair value recorded as income or expense. On August 14, 2023, the Credit Agreement was further amended to remove a conversion exchange cap provision (“Second Amended Credit Agreement”). As a result of the Second Amended Credit Agreement, the Company reclassified the carrying value of the bifurcated conversion option at the time of the modification from a derivative liability in the amount of $2.57 million to additional paid-in capital. Total unrealized losses of derivative liabilities accounted for as derivatives prior to the Second Amended Credit Agreement were $350 thousand and $220 thousand for the three and nine months ended September 30, 2023, respectively.

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

Cadiz Inc.

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

The Credit Agreement includes customary affirmative and negative covenants, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the Credit Agreement includes customary events of default and remedies.  The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2024.

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

Of the total 5,200,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 4,583,847 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of September 30, 2024. Of the 4,583,847 shares and RSUs awarded, 69,479 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2024. These shares will vest and be issued on January 31, 2025.

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

Additionally, in April 2022 the Company issued 450,000 of performance stock units (“PSUs”) upon achievement of certain performance events. The PSUs were to vest upon the Company’s common stock achieving price hurdles (“Price Hurdles”) but not sooner than three years from date of grant date. These PSUs were cancelled in April 2024 in conjunction with entering into an amended and restated employment agreement with the Company’s Chief Executive Officer which provided a grant of 1.6 million RSUs and PSUs with (a) 700,000 RSUs that vest over a three-year period from 2024 to 2026; (b) 600,000 RSUs that will vest upon achievement of milestones related to completion of certain permits, entering into binding contracts for water delivery or storage, and delivery of water, and (c) 300,000 PSUs that will vest upon a Price Hurdle of $15 per share for 20 consecutive days.

Cadiz Inc.

In September 2024, the Company granted 275,000 RSUs in conjunction with entering into an employment agreement with the Company’s Chief Operating Officer. 137,500 of these RSUs vest over a three-year period from September 2024 to September 2027 and the remaining 137,500 RSUs will vest upon achievement of milestones related to completion of certain permits, entering into binding contracts for water delivery or storage, and delivery of water.

400,000 RSUs were granted to a consultant on July 1, 2023 ( “July 2023 RSU Grant). Of the 400,000 RSUs granted under the July 2023 RSU Grant, 200,000 RSUs vested and were issued upon completion of the Third Amended Credit Agreement in March 2024. Of the remaining 200,000 RSUs granted, 100,000 RSUs vested and were issued on October 1, 2023, and 100,000 vested and were issued on February 1, 2024.

Additionally, 300,000 RSUs were granted to a consultant in January 2024 to vest upon achieving certain milestones. As of September 30, 2024, all 300,000 of these RSUs vested and were issued upon entering into binding supply agreements for the Water Project.

The accompanying consolidated statements of operations and comprehensive loss include approximately $3,566,000 and $1,142,000 of stock-based compensation expense related to stock awards in the nine months ended September 30, 2024 and 2023, respectively.

NOTE 5 – INCOME TAXES

As of September 30, 2024, the Company had net operating loss (“NOL”) carryforwards of approximately $353 million for federal income tax purposes and $328 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2043 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and an ownership change that occurred in June 2021.

As of September 30, 2024, the Company’s unrecognized tax benefits were immaterial.

The Company's tax years 2021 through 2023 remain subject to examination by the Internal Revenue Service, and tax years 2020 through 2023 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against all deferred assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

Cadiz Inc.

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 10,283,000 and 5,534,000 for the three months ended September 30, 2024 and 2023, respectively; and 9,388,000 and 5,237,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 1 month to 26 years as of September 30, 2024, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2049. The Company does not have any finance leases.

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

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $907,000 and $942,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

	Investments at Fair Value as of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Liabilities

Contingent consideration liabilities	$-	$-	$1,450	$1,450

Total Liabilities	$-	$-	$1,450	$1,450

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 100 million shares of Common Stock at a $0.01 par value. As of September 30, 2024, the Company had 68,096,161 shares issued and outstanding.

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of September 30, 2024, Holders of Series 1 Preferred Stock had exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of September 30, 2024.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of September 30, 2024, the Company has paid aggregate cash dividends of $15,502,000. On September 20, 2024, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $550.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.55 per Depositary Share. The dividend was paid on October 15, 2024, to respective holders of record as of the close of business on October 4, 2024.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of September 30, 2024.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants’ participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of September 30, 2024 and September 30, 2023.

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

NOTE 11 – SUBSEQUENT EVENTS

On November 5, 2024, the Company completed the sale and issuance of 7,000,000 shares of the Company’s common stock to certain institutional investors in a registered direct offering ( “November 2024 Direct Offering”). The shares of common stock were sold at a purchase price of $3.34 per share, for aggregate gross proceeds of $23.4 million and aggregate net proceeds of approximately $21.9 million.

Cadiz Inc.

The Company intends to use the proceeds from the November 2024 Direct Offering to advance development of its water supply and groundwater banking project which may include acquisition of equipment and materials intended to be used in construction of facilities related to its northern and/or southern pipeline projects which the Company expects to begin in 2025. Net proceeds from the offering may also be used for the equipment and materials related to wellfield infrastructure on land owned by it and its subsidiaries, business development activities, other capital expenditures, working capital, the expansion of the business and acquisitions, and general corporate purposes.

On November 10, 2024, the Company entered into an agreement that grants the Company an exclusive option to purchase 180 miles of existing 36-inch steel pipe expected to be utilized in the construction of the Mojave Groundwater Banking Project. This agreement has an initial two-year option term with a right to extend for up to an additional year through three 120-day extensions. The Company will make an initial payment of $5,000,000 to secure the option, with a $1,000,000 payment required for each extension.  If the purchase option is exercised during the option term, the Company can acquire all or part of the pipeline assets at $155 per linear foot, with credits that could reduce the final purchase price depending on when the option is exercised.  Additionally, the Company holds a right of first refusal to purchase the pipeline assets during the option term if the current owners receive a third-party offer for all or a portion of the remaining pipeline assets.

Cadiz Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading “Risk Factors” in Item 1A as well as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

We are a water solutions provider with a unique combination of land, water, pipeline and water filtration technology assets principally located in Southern California between water systems serving population centers in the Southwestern United States. Our portfolio of assets includes 2.5 million acre-feet of water supply (permits complete), 220 miles of existing, buried pipeline, 1 million acre-feet of groundwater storage capacity, and versatile, scalable and cost-effective water filtration technology.

We manage our landholdings, groundwater supply, pipeline and water filtration technology assets to offer a suite of integrated products and services to public water systems, government agencies and commercial customers that include reliable water supply, water storage, water conveyance and custom-designed water filtration technology systems.

Water Supply – We own vested water rights to withdraw 2.5 million acre-feet of groundwater at our property in the Cadiz Valley (“Cadiz Property” or “Cadiz Ranch”) for beneficial uses, including agricultural development on the Cadiz Property and to export to serve communities across Southern California. Because groundwater in the alluvium aquifer system beneath the Cadiz Property will continue to be lost to evaporation, surplus water that is captured and withdrawn before it evaporates is a new water supply (“conserved” water). We have completed environmental review in accordance with local, state and federal laws authorizing the management of the groundwater aquifer underlying  the Cadiz Property which is expected to produce an average of 50,000 acre-feet of water per year (“AFY”) for 50 years for beneficial use in Southern California communities.

Water Storage – The aquifer beneath the Cadiz Property is part of a watershed estimated to contain 30-50 million acre-feet of groundwater already in storage and has been permitted for use as a water “banking” facility, capable of storing water “in-lieu” for supply customers and also up to 1 million acre-feet of imported surplus water for return during drought periods. For comparison, Lake Mead – the largest surface reservoir in the United States – can store up to 26 million acre-feet of water and is used by the Metropolitan Water District of Southern California to store approximately 1.2 million acre-feet of surface water.

Cadiz Inc.

Water Conveyance Infrastructure – We own an existing 220-mile 30-inch steel pipeline (“Northern Pipeline”), that intersects several water storage and conveyance facilities in Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. We also own a 99-year lease with the Arizona & California Railroad Company that will allow us to construct a 43-mile water conveyance pipeline (“Southern Pipeline”) within an existing, active railroad right-of-way that extends from the Cadiz Ranch to the Colorado River Aqueduct. The capacity of the Northern Pipeline for water conveyance is 25,000 AFY. The capacity of the Southern Pipeline ranges from 75,000 AFY to 150,000 AFY depending on the pipeline diameter (54-inch to 84-inch) selected to accommodate imported water storage.

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

In the first three quarters of 2024, we entered into agreements with multiple public water systems to purchase 21,275 AFY of annual water supply from us to be delivered via the Northern Pipeline. These agreements cumulatively represent approximately 85% of the full capacity (25,000 AFY) of the Northern Pipeline.

Through membership in Fenner Gap Mutual Water Company, a mutual water company to be owned by the participating water agencies, these agreements provide for delivery of purchased annual water supply over a 40-year term (take or pay), at an agreed upon market price estimated to start at approximately $850/AFY at the wellhead, subject to annual adjustment. In addition, participating public agencies are expected to fund costs of delivery of water from the Cadiz Property to their service area, and the capital costs for conversion of the Northern Pipeline from gas to water, including construction of pumping stations and appurtenant facilities. We anticipate that the capital costs would be funded by Newco as discussed below and could be eligible for public infrastructure funding and grants. Final agreements and facility construction are subject to standard environmental review and a project-level permitting process.

We have also executed Letters of Intent with communities in San Bernardino County reserving up to 100,000 acre-feet of surplus water over the life of the Water Project for the benefit of local disadvantaged communities as part of the Mojave-San Bernardino County One Water Project (“One Water”) launched by the Victor Valley Wastewater Reclamation Authority (“VVWRA”).  Under the program, we would make surplus available at cost after all first priority contracts are served. The One Water partners will join efforts to access grants and funding to support Northern Pipeline development.

Cadiz Inc.

We estimate that it would cost approximately $800 million for the construction of the facilities required to deliver water supplies and fully operationalize our groundwater banking project in the Mojave Desert (the “Mojave Groundwater Banking Project” or “Water Project”). In October 2024,  we announced our intent to establish and manage a new entity, which is anticipated to be a limited partnership or limited liability company (“Newco”), with the participation of public sector or non-profit investors acting as limited partners to mobilize capital for the construction, ownership, and operation of the Mojave Groundwater Banking Project and its capital facilities in exchange for a share of revenues received by the Water Project. Newco is not expected to be a consolidating entity for accounting purposes with us.  Newco partners are expected to contribute up to approximately $401 million to Newco and coordinate with us to seek available grant funding for remaining construction costs.   Under the Newco structure, we would contribute our infrastructure assets, including the Northern Pipeline and the Southern Pipeline right-of-way and a share of the long-term cash flows from the groundwater banking operations to Newco in exchange for the capital funding provided by the limited partners In consideration of such transfer of assets, Newco is expected to pay us approximately $51 million upon closing of definitive agreements among other consideration and we would retain 49% of the water storage rights. Water supply purchase contracts entered into among us and public water providers will not be contributed to Newco.

We are expected to serve as the general partner or managing member of Newco. The distribution of profits from revenues anticipated to be received by Newco once the infrastructure is online would prioritize the Newco investors until they achieve an agreed annual yield with incremental distributions thereafter to us as the general partner/managing member, the investors and other Newco partners.

On October 30, 2024, we entered into a letter of intent (the “LOI”) with a non-profit investment fund that is a beneficiary of a federal grant award and is dedicated to financing sustainable infrastructure projects (the “Fund”). The LOI outlines the terms of a prospective investment by the Fund of up to $150 million as a limited partner in Newco subject to ongoing due diligence. We are in discussions with several additional potential qualified investors to fund all the capital required for Newco.

On November 10, 2024, we entered into an agreement that grants us an exclusive option to purchase 180 miles of existing 36-inch steel pipe expected to be utilized in the construction of the Mojave Groundwater Banking Project.  This agreement has an initial two-year option term with a right to extend for up to an additional year through three 120-day extensions. We will make an initial payment of $5,000,000 to secure the option, with a $1,000,000 payment required for each extension.  If the purchase option is exercised during the option term, we can acquire all or part of the pipeline assets at $155 per linear foot, with credits that could reduce the final purchase price depending on when the option is exercised.  Additionally, we hold a right of first refusal to purchase the pipeline assets during the option term if the current owners receive a third-party offer for all or a portion of the remaining pipeline assets.

In October 2024, we entered into an agreement with a subsidiary of RIC Energy to build a hydrogen production facility at the Cadiz Ranch. As part of this agreement, Cadiz plans to supply land via a lease agreement and sell water to RIC Energy for its hydrogen development. Once the facility is operational following the current anticipated 6-year developmental and construction stages, we will be able to access hydrogen and solar energy from the facility to power our water operations and explore the use of onsite natural gas pipelines to store and transport hydrogen.

Cadiz Inc.

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

Results of Operations

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

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

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024

(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$383	$2,841	$3,224

Costs and expenses:
Cost of sales	557	1,852	2,409
General and administrative	4,820	455	5,275
Depreciation	292	15	307

Total costs and expenses	5,669	2,322	7,991

Operating income (loss)	$(5,286)	$519	$(4,767)

Cadiz Inc.

	Three Months Ended September 30, 2023

(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$199	$169	$368

Costs and expenses:
Cost of sales	513	179	692
General and administrative	4,927	200	5,127
Depreciation	277	31	308

Total costs and expenses	5,717	410	6,127

Operating loss	$(5,518)	$(241)	$(5,759)

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited primarily to ATEC sales and sales from our alfalfa plantings and rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $6.8 million in the three months ended September 30, 2024, compared to a $6.9 million net loss during the three months ended September 30, 2023.

Our primary expenses are our ongoing overhead costs associated with the development of our water supply, storage, conveyance (i.e., general and administrative expense), farming expenses at the Cadiz Ranch, manufacturing operations of ATEC and our interest expense. We will continue to incur non-cash expenses in connection with our equity incentive compensation plan and PIK interest on our Convertible Debt.

Revenues Revenue totaled $3.2 million during the three months ended September 30, 2024, primarily related to ATEC sales totaling $2.8 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.3 million and rental income from our agricultural leases totaling $0.1 million. Revenue totaled $0.4 million during the three months ended September 30, 2023, primarily related to ATEC sales totaling $0.2 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.1 million and rental income from our agricultural leases totaling $0.1 million. The increase in ATEC sales primarily relates to revenues under a contract to deliver 320 filters for the Central Utah Water Conservancy District’s Vineyard Wellfield Groundwater Polishing Project (“Utah Project”) announced in 2023 and now being delivered.

Cost of Sales Cost of sales totaled $2.4 million during the three months ended September 30, 2024, which comprised of $1.9 million related to ATEC (32.1% gross margin) and $0.5 million related to our alfalfa crop harvest. Cost of sales totaled $0.7 million during the three months ended September 30, 2023, which comprised of $0.5 million related to our alfalfa crop harvest and $0.2 million related to ATEC.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $4.1 million in the three months ended September 30, 2024, compared to $4.5 million in the three months ended September 30, 2023. The decrease in 2024 is primarily related to nonrecurring corporate communications modernization expenses to our online, print, digital and social materials in 2023.

Cadiz Inc.

Compensation costs for stock and option awards for the three months ended September 30, 2024, were $1.2 million, compared to $0.7 million for the three months ended September 30, 2023. The higher 2024 expense was primarily due to stock-based non-cash awards to employees and consultants.

Depreciation Depreciation expense totaled $0.3 million during each of the three months ended September 30, 2024 and 2023.

Interest Expense, net Net interest expense totaled $2.0 million during the three months ended September 30, 2024 compared to $1.2 million during the same period in 2023. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2024	2023

Cash interest on outstanding debt	$387	$366
PIK interest on outstanding debt	662	276
Interest added to lease obligation	709	644
Amortization of debt discount	348	76
Interest income	(55)	(164)
Other income	(28)	(25)

	$2,023	$1,173

Increased interest expense is primarily due to increased borrowing under the Third Amended Credit Agreement.  Interest income primarily relates to interest on investments in short-term deposits.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

We incurred a net loss of $22.5 million in the nine months ended September 30, 2024, compared to a $24.7 million net loss during the nine months ended September 30, 2023. The higher 2023 loss was primarily due to a loss on extinguishment of debt in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023, offset by a higher stock compensation expense and increased interest expense related to the Third Amended Credit Agreement in 2024.

Revenues Revenue totaled $4.9 million during the nine months ended September 30, 2024, primarily related to ATEC sales totaling $3.5 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $1.1 million and rental income from our agricultural leases totaling $0.3 million. Revenue totaled $1.3 million during the nine months ended September 30, 2023, primarily related to ATEC sales totaling $0.6 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.4 million and rental income from our agricultural leases totaling $0.3 million. The increase in ATEC sales primarily relates to revenues under our contract for the Utah Project.

Cadiz Inc.

Cost of Sales Cost of sales totaled $4.3 million during the nine months ended September 30, 2024, which comprised of $2.4 million related to ATEC (31.4% gross margin) and $1.9 million related to our alfalfa crop harvest. The 2024 alfalfa crop harvest net operating loss to date of $0.8 million primarily relates to continued suppressed market conditions for alfalfa on the West Coast. Cost of sales totaled $1.5 million during the nine months ended September 30, 2023, which comprised of $0.5 million related to ATEC and $1.0 million related to our alfalfa crop harvest.

General and Administrative Expenses General and administrative expenses, exclusive of stock-based compensation costs, totaled $12.7 million in the nine months ended September 30, 2024, compared to $13.2 million in the nine months ended September 30, 2023. The decrease in 2024 is primarily related to nonrecurring corporate communications modernization expenses to our online, print, digital and social materials in 2023.

Compensation costs for stock and option awards for the nine months ended September 30, 2024, were $3.6 million, compared to $1.1 million for the nine months ended September 30, 2023. The higher 2024 expense was primarily due to stock-based non-cash awards to employees and consultants in 2024.

Depreciation Depreciation expense totaled $0.9 million during each of the nine months ended September 30, 2024 and 2023.

Interest Expense, net Net interest expense totaled $5.9 million during the nine months ended September 30, 2024 compared to $3.6 million during the same period in 2023. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2024	2023

Cash interest on outstanding debt	$1,146	$1,273
PIK interest on outstanding debt	1,686	711
Interest added to lease obligation	2,085	1,883
Amortization of debt discount	959	337
Finance expense	307	-
Interest income	(239)	(542)
Other income	(61)	(25)

	$5,883	$3,637

Increased interest expense is primarily due to increased borrowing under the Third Amended Credit Agreement. Interest income primarily relates to interest on investments in short-term deposits which were lower in 2024.

Losses on Derivative Liabilities Losses on derivative liabilities totaled $0 during the nine months ended September 30, 2024 compared to $220 thousand during the nine months ended September 30, 2023. The losses recorded in 2023 were a result of a remeasurement of a conversion option under our senior secured debt.

Cadiz Inc.

Loss on Early Extinguishment of Debt Loss on early extinguishment of debt totaled $0 during the nine months ended September 30, 2024, compared to $5.3 million in the nine months ended September 30, 2023. The 2023 loss on early extinguishment of debt was a result of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

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

On November 5, 2024, we completed the sale and issuance of 7,000,000 shares of our common stock to certain institutional investors in a registered direct offering (“November 2024 Direct Offering”). The shares of common stock were sold at a purchase price of $3.34 per share, for aggregate gross proceeds of $23.4 million and aggregate net proceeds of approximately $21.9 million.

We intend to use the proceeds from the November 2024 Direct Offering to advance development of our water supply and groundwater banking project which may include acquisition of equipment and materials intended to be used in construction of facilities related to our northern and/or southern pipeline projects which we expect to begin in 2025. Net proceeds from the offering may also be used for the equipment and materials related to wellfield infrastructure on land owned by us and our subsidiaries, business development activities, other capital expenditures, working capital, and general corporate purposes.

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

Cadiz Inc.

On February 2, 2023, we entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement), Under the First Amended Credit Agreement, the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of our common stock at a conversion price of $4.80 per share (the “Conversion Price”). In addition, prior to the maturity of the Credit Agreement, we have the right to require that the lenders convert the outstanding principal amount, plus any PIK Interest and accrued and unpaid interest, of the Convertible Loan if the following conditions are met: (i) the average VWAP of our common stock on The Nasdaq Stock Market, or such other national securities exchange on which the shares of common stock are listed for trading, over 30 consecutive trading dates exceeds 115% of the then Conversion Price and (ii) there is no event of default under certain provisions of the Credit Agreement.

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

Cash Used in Operating Activities. Cash used in operating activities totaled $15.3 million for the nine months ended September 30, 2024, and $15.4 million for the nine months ended September 30, 2023. The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business including increased working capital needs related to accounts receivable and inventory offset by increased accounts payable.

Cash Used in Investing Activities. Cash used in investing activities totaled $0.5 million for the nine months ended September 30, 2024, and $3.8 million for the nine months ended September 30, 2023. The cash used in the 2024 period primarily related to the development cost for the planting of 125 additional acres of alfalfa. The cash used in the 2023 period primarily related to the development of three new wells.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $14.7 million for the nine months ended September 30, 2024, compared with cash provided of $18.9 million for the nine months ended September 30, 2023. Proceeds from financing activities for the 2024 period related to the issuance of long-term debt under the Third Amended Credit Agreement. Proceeds from financing activities for the 2023 period primarily related to the issuance of shares under direct offerings, offset by the paydown of $15 million of senior secured debt in February 2023.

Outlook

Short-Term Outlook. The net proceeds of approximately $21.9 million from the completion of the November 2024 Direct Offering, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our ATEC operations are expected to be funded using existing capital and cash profits generated from operations during 2024.

Long-Term Outlook. In the longer term, we may need to raise additional capital to finance working capital needs and capital expenditures (see “Current Financing Arrangements”, above). Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water supply, storage, conveyance resources and other developments. Future capital expenditures will depend on the progress of the Water Project including the funding of Newco, ATEC operational needs and any further expansion of our agricultural assets, and ATEC operational needs.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of September 30, 2024, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Other than the below added risk factor, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.

We may not be able to execute our plans for the construction, ownership, and operation of our Mojave Groundwater Banking Project through the anticipated establishment of a new company for such purpose and obtain the requisite funding.

On October 30, 2024, we entered into a letter of intent with a non-profit investment fund that outlines a prospective investment by the investment fund to support the establishment of a new entity to mobilize capital for the construction, ownership, and operation of the Mojave Groundwater Banking Project. The letter of intent is not binding and there is no guarantee that we will be able to enter into binding definitive agreements for the formation and operation of the new entity, or that the proposed transactions pursuant to the letter of intent will move forward based on the terms described in such letter of intent. Even if we do enter into definitive agreements for the formation and operation of the new entity, we may not be able to obtain the requisite funding necessary for the construction of facilities for the Mojave Groundwater Banking Project or that funding may not be available on terms satisfactory to the parties or in sufficient amounts, or the progress of the project may not proceed as planned, or the definitive agreements entered into, if any, may not generate our anticipated benefits. These events would materially and adversely affect the success of the Mojave Groundwater Banking Project and, as a result, materially and adversely affect our business, financial condition and operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Cadiz Inc.

ITEM 5.	Other Information

a.	Information required under Form 8K.

None.

b.	Modifications to nomination process.

None.

c.	Insider trading arrangements.

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

** 4.1	Form of Senior Indenture

** 4.2	Form of Subordinated Indenture

** 10.1	Northern Pipeline Delivery Agreement, dated August 13, 2024, by and among Cadiz, Inc., Cadiz Real Estate LLC, Fenner Gap Mutual Water Company and Cucamonga Valley Water District.

** 10.2	Employment Agreement between Cadiz Inc. and Cathryn Rivera dated as of September 16, 2024

* 10.3	Successor Agent and Amendment Agreement

** 10.4	Renewable Energy System Site Lease and Easement Agreement, dated October 21, 2024, between Cadiz Real Estate LLC and RIC Development, LLC

** 10.5	Placement Agent Agreement, dated as of November 4, 2024, by and between the Company and B. Riley Securities, Inc.

** 10.6	Purchase Option Agreement, dated November 10, 2024, by and among GMHR Acquisitions Co., LLC, LKM Industries, Inc., North West Iron & Metal LLC and Cadiz Inc.

* 31.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
**	Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Susan Kennedy	November 13, 2024
	Susan Kennedy	Date
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	November 13, 2024
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)