Form 10-K
period 2024-12-31
CADIZ INC
filed 2025-03-28
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2024 was approximately $133,618,361 based on 43,242,188 shares of common stock outstanding held by nonaffiliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2025 the Registrant had 81,785,011 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules”.

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

ITEM 1. Business

Business Overview

We are a water solutions provider with a unique combination of land, water, pipeline and water filtration assets located in Southern California between major water systems serving population centers in the Southwestern United States. Our portfolio of assets includes 2.5 million acre-feet of permitted water supply, 1 million acre-feet of groundwater storage capacity, 220 miles of existing, underground pipeline, 43 miles of right-of-way entitlements for pipeline construction, and versatile, scalable and cost-effective water filtration technology that removes contaminants and constituents of concern from groundwater.  Our customers are public and private water systems, government agencies and commercial businesses.

We own approximately 46,000 acres of land with high-quality, naturally recharging groundwater resources in Southern California’s Mojave Desert (“Cadiz Property”). Our land holdings with vested water rights were assembled by our founders in the early 1980s, relying on NASA imagery that identified a desert aquifer system beneath a vast 2,000 square mile Southern California watershed. The aquifer system underlying the watershed is estimated to hold 30 - 50 million acre-feet of groundwater in storage, comparable in size to the capacity of the largest reservoir in the United States - Lake Mead. Since the late 1980s, we have farmed at our contiguous property at the base of the watershed (“Cadiz Ranch”) relying on groundwater for irrigation.

In 2008, we entered into a 99-year lease with the Arizona & California Railroad Company (“ARZC”) to co-locate and construct a water conveyance pipeline system (“Southern Pipeline”) within ARZC’s existing, active railroad right-of-way (“ROW”) that extends 43-miles from the Cadiz Ranch to the Colorado River Aqueduct (“CRA”), one of Southern California’s primary sources of water supply, allowing water supply to be moved between the Cadiz Ranch and the CRA for off property beneficial uses.

Cadiz Inc.

In 2012, we received permits and entitlements from public agencies for our groundwater storage project (the “Mojave Groundwater Bank”), which will (1) conserve 2.5 million acre-feet of water from the aquifer system over a 50-year period (average of 50,000 acre-feet per year) for off-property beneficial uses in underserved California communities and (2) store up to 1 million acre-feet of imported water in the aquifer system. The permits were challenged in Court and were upheld and sustained in their entirety by judgements in California Superior Court in 2014 and the California Court of Appeal in 2016.

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

In 2024, we entered into agreements with multiple public water systems for their purchase of 21,275 acre-feet per year (“AFY”) of annual water supply from the Mojave Groundwater Bank to be delivered via the Northern Pipeline. These agreements cumulatively represent approximately 85% of the full capacity (25,000 AFY) of the Northern Pipeline. To finance the estimated $800 million capital cost to bring the Northern Pipeline, Southern Pipeline and related facilities online to provide supply and storage to public water systems, in December 2024, we established a new business entity, Mojave Groundwater Storage Company LLC (“MGSC”) for public and private investors to take an ownership interest in the facility assets in exchange for equity capital to fund construction. As of March 2025, we have entered into letters of intent and a letter of agreement with potential MGSC investors for up to $425 million. The letters of intent and letter of agreement are non-binding and subject to on-going due diligence.

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

Cadiz Inc.

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

Business Strategy

Our diversified portfolio of related water assets enables us to offer products and services to public water systems and other water industry customers in an integrated manner to meet the growing need for reliable access to clean water.

Description of Assets

Assets in our portfolio include Land, Water Supply, Water Storage, Water Conveyance, and Water Filtration Technology.  Our land assets support agricultural development that currently provides operating revenue to us. Our water filtration technology business also currently provides us with revenue.  Our water supply, water storage, and water conveyance assets are being developed for use and do not yet provide us with revenue. All development activities related to the water, supply, storage and conveyance assets are reflected in our land and water resources segment.  The development process and revenue model for our assets is described below.

Land

The Cadiz Property includes 46,000 acres of landholdings consisting of:

●	9,600 acres of land permitted for agriculture;
●	9,600 acres of land adjacent to the existing permit area that could be used for future agricultural development but which are not yet permitted; and
●	26,800 acres of rangeland some of which is considered sensitive habitat for Desert Tortoise and other wildlife.

The land is underlain with high quality, groundwater resources capable of supporting a variety of surface activities including agriculture, renewable energy, and water supply and storage banking.

Since the 1980s, we have developed the land for our agricultural use and we either farm the property directly or via leases to private farming operators. We currently farm approximately 1,000 acres of grain crops, primarily in alfalfa plantings, and have leased 2,100 acres for farming activities by Fenner Valley Farms LLC.

Cadiz Inc.

In 2024, we entered into a lease agreement with RIC Energy to build a hydrogen production facility at the Cadiz Ranch. Under the agreement, RIC will consider the development of a solar powered green hydrogen production facility on up to 3,000 acres of land at the Cadiz Ranch. In the current development phase, RIC will make payments of $35,000 per year. Upon approval of construction, lease payments will increase to $1,000 per acre.  RIC will also purchase water from us for $850 per AF, subject to annual inflation adjustments. The surplus energy supply available at the facility will be made available for Mojave Groundwater Bank facilities.

Water Supply

In 2012, we received approval from the County of San Bernardino to conserve an average of 50,000 acre-feet per year from the aquifer system at the Cadiz Ranch for 50 years (2.5 million acre-feet in total) and make this new water supply available off-property to underserved communities in Southern California.  One acre-foot is approximately 326,000 gallons or enough water to serve two average households of four people for 1 year.

Under the extensive groundwater monitoring plan approved by the County and local permitting authorities, Mojave Groundwater Bank operations and withdrawals of groundwater are limited to sustainable amounts that preserve the health of the aquifer system and safeguard the desert ecosystem. Because water in the aquifer system would otherwise be lost to evaporation, surplus water that is captured and withdrawn for beneficial uses before it evaporates is recognized as a new water supply (i.e. “conserved” water).

In 2024, we entered into agreements with multiple water providers for the purchase of a total of 21,275 AFY of annual water supply to be delivered via the Northern Pipeline. These agreements cumulatively represent approximately 85% of the full capacity (25,000 AFY) of the Northern Pipeline. We are in discussions with several parties interested in contracting for the remaining capacity of the Northern Pipeline and the supply available for delivery via the Southern Pipeline (25,000 AFY).

Under our water supply agreements, it is anticipated that we will contribute an annual supply of 50,000 AFY of water into Fenner Gap Mutual Water Company ("FGMWC"), a mutual water company that we presently manage that will ultimately be jointly owned by all participating public water agencies that have acquired water supply from the Mojave Groundwater Bank. Through membership in the mutual water company, public water agencies will purchase, for up to a 50-year term (take on delivery), their share of the 50,000 AFY of water at our wellhead at an agreed upon market price estimated to net approximately $850/AFY in 2024 dollars to us subject to annual inflation adjustment, after payment of a pro rata portion of capital costs for construction of all facilities of the Mojave Groundwater Bank project, wheeling fees and O&M costs. The “as delivered price” to participating water providers is estimated to start at between $1,650 - $1,950/AF per year.

Any contracts and off take facility construction are subject to environmental review and permitting (see “Permits”, below).

Water Storage

In addition to making available new water supply, the Mojave Groundwater Bank can also offer storage in our aquifer system for up to one-million acre-feet of fresh water that would be imported and held until needed in future dry years. The total storage capacity of the aquifer system is larger than Southern California’s largest surface reservoir, Diamond Valley Lake, but unlike a surface reservoir would not suffer evaporative losses.

Cadiz Inc.

Similar to the contracts for supply discussed above, water providers and entities with access to surplus water would contract for reserved storage capacity in our aquifer system through FGMWC.  Such storage capacity could be used to store water purchases from our water supply or could be used for imported water (once sufficient conveyance infrastructure is available).  The estimated market price for storage capacity reservations is $1,500/AF.  Agencies with water supply contracts are also expected to pay annual maintenance fees up to approximately $25 per AF subject to annual inflation adjustments.

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

To deliver conserved water off-property or import water for storage at the Cadiz Ranch, we are currently developing two potential pipeline routes for the Mojave Groundwater Bank - the Southern Pipeline which would extend southwards from the Cadiz Property to the Colorado River Aqueduct in Rice, California and the Northern Pipeline, which extends northwards from the Cadiz Property to Barstow, Antelope Valley, and Wheeler Ridge, California.

Our Northern Pipeline intersects several water storage and conveyance facilities in Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The Northern Pipeline offers California water purveyors an opportunity to connect available supplies to underserved regions of the State and directly augment water supply access for 23 state-designated disadvantaged communities along its route. The capacity of the Northern Pipeline for water conveyance is 25,000 AFY.

The capacity of the Southern Pipeline, which is expected to be constructed within the ARZC ROW, is anticipated to be 150,000 AFY depending on the final pipeline design to accommodate imported water storage.  In November 2024, we entered into an option agreement for the purchase of 180 miles of existing 36” steel pipe that was constructed but never installed as a petroleum products pipeline. We currently anticipate using this pipe in our Southern and Northern Pipeline conveyance systems. We made an initial payment of $5 million for an exclusive 3-year option to purchase all or part of the pipeline assets at $155 per linear foot, with certain rights to credit the initial payment against final purchase. The pipe is presently stored in South Dakota and transportation fees to the Cadiz Ranch are included in the current price per linear foot.

When the Northern Pipeline becomes operational for water conveyance, and the Southern Pipeline is built, the Mojave Groundwater Bank would interconnect Southern California’s primary water delivery systems for the first time, enabling more flexible trading among participants on these systems.

See also “Permits”, below, for details about the history and future requirements for local, state and federal permits for these pipelines.

Cadiz Inc.

We estimate that it will cost approximately $800 million to construct all required facilities to complete the Mojave Groundwater Bank, including conversion of the Northern Pipeline to water conveyance and construction of the Southern Pipeline, the wellfield and power facilities. We established MGSC to fund these capital costs in partnership with public sector, tribal and other investors that we expect will contribute up to $401 million equity capital into MGSC in exchange for ownership of the pipeline facilities and a 51% share of the long-term cash flows from the groundwater banking and storage operations. We anticipate serving as the managing member of MGSC. We expect to coordinate with the investors to seek available grant funding and/or other financing alternatives including potential bond issuances through a to-be-formed financing Joint Powers Authority for the remaining construction costs.

Upon closing of definitive agreements, we would contribute our pipeline infrastructure assets, including the Northern Pipeline and the Southern Pipeline right-of-way, and an expected 51% share of the long-term cash flows from the groundwater banking and storage operations, to MGSC in exchange for the equity capital funding. In consideration of our transfer of assets, MGSC is expected to pay us approximately $51 million among other considerations and we would retain 49% of the water storage rights. Water supply net revenues are not expected to be contributed to MGSC or shared with MGSC investors. We will hold a minority interest in MGSC as managing member and receive a share of the LLC profits from storage and banking operation above specified returns to MGSC investors.

As of March 2025, we have entered into letters of intent and a letter of agreement with potential MGSC investors for up to $425 million of equity investments. The letters of intent and letter of agreement are non-binding and subject to on-going due diligence.

MGSC is expected to lease the facility assets to Fenner Valley Water Authority, a Joint Powers Authority (“FVWA” or “JPA”) comprised of public water agencies participating in the Mojave Groundwater Bank project to operate the facilities and the groundwater management plan with the FGMWC.

Permits

The value of our assets and the anticipated revenues from water supply, water storage contracts and profit sharing with MGSC is supported by several permits and entitlements secured by the Company and our partners over the last 25 years.

Water Supply and Water Storage

From 2010 – 2012, we completed a California Environmental Quality Act (“CEQA”) review process including the approval of a comprehensive Final Environmental Impact Report (“FEIR”) for the conservation of 2.5 million acre-feet of water from the aquifer system over a 50-year period (50,000 AFY for 50 years) and the storage and banking of up to one million acre-feet of water in the aquifer system at the Cadiz Property which is now called the Mojave Groundwater Bank. The FEIR concluded that operations, would not cause any significant adverse environmental impacts. The FEIR was certified on July 31, 2012, by Santa Margarita Water District (“SMWD”), the lead participating water agency.

Cadiz Inc.

San Bernardino County, the local agency responsible for groundwater use at the Cadiz Property, also approved a Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP”) for the project in 2012 that requires regular reporting of groundwater levels and conditions. The FEIR and GMMMP permits were challenged through litigation and were upheld and sustained in their entirety by judgements in California Superior Court in 2014 and the California Court of Appeal in 2016 and are no longer subject to legal challenge.

In August 2019, an Addendum to the FEIR was adopted to address updates to the project proposal, including a water treatment program and changes to the pipeline route. The Addendum also assessed new studies published about natural springs in the surrounding watershed at the project area. The Addendum concluded that there are no significant adverse impacts associated with the minor changes to the project and further summarized that the spring studies did not change the conclusions of the FEIR’s analysis. The Addendum was not challenged in court and the statute of limitations to challenge has expired.

While the FEIR and GMMMP approvals analyzed imported storage and provided programmatic assessment of this component of the project, additional project level environmental study will be required prior to utilizing the project facilities for storage of imported surplus water. We expect to begin the required studies in 2025.

Hydrological and geological study of the area has continued, and we regularly monitor and report groundwater conditions to the County of San Bernardino as part of our agricultural use. The County of San Bernardino and SMWD through FVWA established an inter-agency Technical Review Panel (“TRP”) mandated by the GMMMP approvals to provide scientific and environmental monitoring of the project area. The TRP meets regularly to collect and assess pre-operational data and make recommendations for monitoring protocols to be implemented upon commencement of operations.

Northern Pipeline

The 220-mile Northern Pipeline is a former segment of a 1,200 mile, 30” steel pipeline constructed in 1985 by All American Pipeline Company to convey oil. In 2001, the pipeline was acquired by El Paso Natural Gas (“EPNG”) and authorized for natural gas conveyance. In 2011, we entered into an option agreement with EPNG to explore using the pipeline segment for water conveyance. In June 2021, we completed the acquisition of the pipeline for $19 million and presently own the entire 220-mile asset in fee.

Changing the use of the Northern Pipeline to water conveyance is subject to applicable local, state and federal laws.

In December 2023, after a public review process, the US Bureau of Land Management and the US Air Force assigned to our subsidiary Cadiz Real Estate LLC EPNG’s existing right-of-way for federal lands crossed by the Northern Pipeline authorizing continued maintenance as an idle natural gas pipeline. The right-of-way was not challenged in court and the statute of limitations to challenge has expired.

Cadiz Inc.

Prior to operating the Northern Pipeline for water conveyance, we will need to process change of use authorizations from the BLM, the California State Lands Commission and the US Air Force. We expect to process these construction permits in coordination with our public agency partners in 2025.

Southern Pipeline

In 2008, we entered into a 99-year lease agreement with the ARZC to utilize a portion of its existing ROW southwest from the Cadiz Property to the Colorado River Aqueduct for a conveyance pipeline and related facilities. As part of the lease arrangement, we agreed to provide necessary railroad improvements in furtherance of railroad purposes. This includes providing water and power to the railroad for fire protection and improving access roads and transloading operations, among other things. By co-locating the conveyance pipeline within this existing railroad ROW, pipeline construction would avoid impacts to desert habitats. The route and construction within the railroad ROW were evaluated and approved during the CEQA permitting process in 2012.

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

To deliver water from the Mojave Groundwater Bank to any participating agencies via the Southern Pipeline, the operating parties will require (i) an agreement with Metropolitan Water District of Southern California (“MWD”) to move water supplies from the Mojave Groundwater Bank in the CRA; and (ii) a finding by the California State Lands Commission (“SLC”) that conveying water from Cadiz Ranch  in the CRA will not adversely affect the desert environment in accordance with California Water Code Section 1815, which requires desert groundwater projects to apply for a review by the SLC prior to moving water in public conveyance facilities like the CRA. These approvals will be bound by the existing CEQA record of review, study, and approvals.

Water Filtration Technology

In the fourth quarter of 2022, we completed the acquisition of the assets of ATEC Systems, Inc. into ATEC Water Systems, LLC (“ATEC”), which provides innovative water filtration solutions for impaired or contaminated groundwater sources.  Adding the ATEC filtration products to our business portfolio diversifies our range of innovative, sustainable clean water solutions offered in support of our mission to provide safe, affordable drinking water to underserved communities.  ATEC, based in Hollister, California, has produced water filtration systems since 1982. It pioneered technology to provide cost-effective high-rate removal of iron and manganese and then expanded its reach to a full range of contaminants, including, arsenic, Chromium-6, nitrates, PFAS and other contaminants found in groundwater that limit the available supply of drinking water for many communities. We have three U.S. patent applications pending for our treatment processes and filter design.

Cadiz Inc.

We manufacture and sell an array of small, modular vertical steel tanks ranging from 14-inch to 48-inch in diameter coupled with filter media to remove groundwater contaminants for our customers. ATEC’s modular, vertical tank systems can be scaled in size to serve small, rural communities as well as larger municipalities with system treatment capacities up to 60 million gallons per day (MGD) and require less maintenance and upkeep than traditional filtration systems. Our customers include municipalities, public and private utilities, and engineering and construction firms constructing new plants.

ATEC has built more than 450 water filtration systems for cities, water districts, investor-owned utilities and small communities and businesses in 10 U.S. states, as well as Canada and Sri Lanka.

Since our acquisition of the business, ATEC has experienced a significant increase in demand and signed more than two dozen sales contracts in the last 24 months, ranging in size from $50,000 to $9 million, mostly for iron, manganese, arsenic and Chromium 6. Of the nearly 30 contracts ATEC bid on over the period, it only lost one award. ATEC achieved tremendous year over year growth in 2024, with $7.9 million in gross revenue in 2024, compared to $0.7 million in 2023.

ATEC recently signed an agreement to partner in the delivery of cost -effective PFAS treatment. In 2025, ATEC is expected to further expand its reach in the PFAS treatment market as it continues to develop its relationships in its traditional iron and manganese treatment market.

Equity, Sustainability and Environmental Justice

Water insecurity is one of the most pressing challenges of the 21st century, driven primarily by population growth and the impacts of climate change creating an imbalance in supply and demand around the world. We recognize the dual role of our land and water assets as a valuable investment and a crucial solution to the growing issue of water scarcity. Our vision is a world where wealth and geography do not dictate access to clean, fresh, affordable water.  We have made a commitment to delivering clean, reliable, and affordable water to marginalized and disadvantaged communities through innovative and sustainable approaches. The following is a list of highlights of our programs to achieve these objectives:

1.

Water for disadvantaged communities. We have committed to make available clean affordable water supply from the Cadiz Property to rural, underserved, tribal and disadvantaged communities that lack reliable access to California’s traditional sources of water supply. To date, we have committed to make available more than 250,000 AF of water supply to serve disadvantaged communities in the Coachella Valley and California’s High Desert communities. Additionally, all public agency participants with agreements to contract for water from the Mojave Groundwater Bank must serve at least one disadvantaged community within their service area.

2.

Ownership of Water Infrastructure by Native American Tribes. Tribal nations have disproportionally been underserved by water agencies and infrastructure needed to reliably deliver safe clean water. We are partnering with native American Tribes to finance Construction of our Mojave Groundwater Bank facilities with Tribes and will provide to these partners lasting ownership of a portion of the largest groundwater bank in the Southwest. This will be the first major water infrastructure project majority-owned by Native American tribes in U.S. history.

Cadiz Inc.

3.

Improve local water quality. Utilizing our ATEC filtration systems, we can improve water quality in communities affected by contaminated groundwater.  In 2024, we donated ATEC filtration systems to communities in the Coachella Valley affected by high levels of arsenic.  Approximately $2.7 million has been invested in mobile home communities at the Torres Martinez tribal reservation to provide residential well treatment systems at homes relying on well water. In addition, the high-quality groundwater from the Cadiz Ranch can benefit the Colorado River Aqueduct system delivering water throughout Southern California.  Our groundwater is much lower in total dissolved solids than water in the CRA, reducing treatment needs for public water systems in Southern California by millions of dollars.

4.

Repurposing carbon contributing assets. The use of the Northern Pipeline for water conveyance will convert a former oil and gas pipeline for the beneficial use of water conveyance. The recycling of this existing pipeline will reduce greenhouse gas emissions and reduce the energy load on the state’s current water transportation sources.

5.

Creation of new renewable energy. Our Southern Pipeline will feature in-line turbines that will generate renewable hydropower. The project wellfield and pump stations are expected to be powered at least in part by renewable energy and natural gas. In 2024, we started the process of converting our diesel operated agricultural wells to natural gas to reduce emissions.

6.

Protection of habitats. All Mojave Groundwater Bank facilities will be built on disturbed lands or within existing transportation corridors to avoid any impacts on habitats.   Approximately 7,400 acres of our 46,000 acres of landholdings are permanently dedicated to conservation. as the  Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available these properties for mitigation of impacts to tortoise and other sensitive species. Credits sold by the Fenner Bank are dedicated to funding the permanent preservation of the land by the San Diego Habitat Conservancy and research by San Diego Zoo Global into desert tortoise health and species protection.

7.

Support stable water rates. Water supply from the Mojave Groundwater Bank is expected to be among the lowest cost supplemental water supply available in the region when compared to other supplemental water supply programs such as desalination, recycling, stormwater capture and surface storage.  We have also entered into agreements with public water agencies that serve disadvantaged communities to supply water from the Mojave Groundwater Bank at reduced cost.

8.

Create and support good-paying jobs. The Mojave Groundwater Bank is expected to create and support nearly 6,000 jobs across the local economy during two phases of construction; 10% of jobs are reserved for veterans. We maintain a Project Labor Agreement with building trades and labor unions to pay our workforce prevailing wage and employ union members during construction of the Mojave Groundwater Bank facilities.

Cadiz Inc.

Seasonality

Our water resource development and water filtration activities are not seasonal in nature.

Farming operations at the Cadiz Ranch include the year-round cultivation of grain crops, including alfalfa. These operations are subject to general seasonal trends that are characteristic of the agricultural industry.

Competition

We face competition in the acquisition, development and sale of water and land assets from a variety of parties. We also experience competition in the market for our water supply, storage and conveyance solutions and agriculture products associated with our water and land assets. Since California has scarce water resources and an increasing demand for available water, we believe that location, price and reliability of delivery are the principal competitive factors affecting agriculture and the demand for water supply and storage in California. We believe the Cadiz Ranch and Mojave Groundwater Bank projects are competitive with other sources of water and farmland.

In the groundwater treatment market, we compete with companies that offer products similar to ours. Some of these companies have greater financial resources, operational experience, and technical capabilities than we do. When bidding for groundwater treatment projects, however, our current experience suggests that the market opportunity is very large, our products and services are highly competitively, and there is no clear dominant or preferred competitor in the markets in which we compete.

Human Capital Resources

As of December 31, 2024, we employed 25 full-time employees (i.e. those individuals working more than 1,000 hours per year) including 16 full-time employees at ATEC. Our business operations also rely on third-party contracted seasonal and temporary workers, as well as consultants and other professional vendors to help augment specialized human capital and talent needs. Our full-time and third-party contracted workers, as well as consultants and vendors, must follow our code of conduct and ethics policy, as well as our whistleblower and information security policies.

We appreciate the importance of retention, growth and development of our employees. The average tenure of our full-time employees is approximately 6 years, reflecting our positive work environment that offers opportunities to develop new skills and advance to new positions. We believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to our employees, including a 401(k) plan. Further, we urge professional development opportunities and mentorship to cultivate talent throughout our company.

As a small workforce, we focus on skill sharing and experience diversity in the workplace. Our full-time employees have regular opportunities to work with senior leadership and/or Board members in pursuit of business objectives. Management and Board leadership provide annual reviews of employee performance. Human capital is generally managed by our CEO and CFO, and employment policies are overseen by the Board, particularly the Compensation Committee. Our Board encourages diversity in the workforce. Approximately 55% of our senior executives are female.

Cadiz Inc.

We are focused on executing on our objectives of implementing our projects and realizing the cash flow potential of our assets, while also evaluating opportunities to ensure our workforce reflects the diversity of the communities in which we operate.

Regulation

Our operations are subject to various federal, state and local laws and regulations, as detailed throughout Item 1. In the normal course of developing our land, water and infrastructure assets, we are required to demonstrate to various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities. Groundwater use and development, and the import and export of groundwater and surface supplies by public water agencies via conveyance pipelines, is subject to regulation by local, state and federal existing statutes pertaining to water supply and land use, but also general environmental statutes applicable to all forms of development. We have successfully obtained several approvals and permits from local, state and federal regulatory authorities with respect to our water supply, water storage and water conveyance assets over the last 25 years. Prior to the operation of the Northern and Southern Pipelines for water conveyance, we will obtain additional permits regulating the use of those pipelines and related facilities.  Because of the discretionary nature of these approvals, our ability to secure these approvals and receive income from our water assets could be delayed, reduced or eliminated based on regulatory processes. See also more information in “Risk Factors”.

Our agricultural operations are also generally subject to regulation by local agencies, such as county governments, as well as state environmental and water statutes. We are in compliance with all material applicable regulations.

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

Our Development Activities Have Not Generated Significant Revenues

At present, our asset development activities include water resource (supply, storage and conveyance) and land and agricultural development at our San Bernardino County properties.  We have not received significant revenues from these development activities to date and we cannot predict with certainty when, if ever, we will receive operating revenues from these business segments sufficient to offset the costs of our development activities. As a result, we continue to incur a net loss from operations.

We May Never Become Profitable Unless We Are Able to Successfully Implement Programs to Develop Our Land Assets

Our water supply agreements are subject to financial and regulatory conditions precedent, which may not be satisfied. Further, the circumstances under which water supply, storage, conveyance, water filtration or sustainable agriculture can be developed and the profitability of any such project are subject to significant uncertainties, including the risk of variable water supplies and changing water allocation priorities, our ability to fulfill the required contractual conditions of any water supply agreements, and our ability to complete the needed construction for water delivery to occur. Additional risks include our ability to obtain all necessary regulatory approvals and permits, litigation by community, environmental or other groups, unforeseen technical difficulties, general market conditions and competition for agriculture, water filtration products and water supplies, and the time needed to generate significant operating revenues from such programs after contracts are secured or operations commence.

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

Cadiz Inc.

For example, while we presently hold agreements with multiple public water systems for their purchase of 21,275 AFY and are in discussions with additional public water agencies to enter agreements for the full supply capacity of our Mojave Groundwater Bank (50,000 AFY) any contracts will be subject to conditions precedent including standard environmental review and permitting. There is no assurance that we can meet the conditions precedent for any of these contracts and even if we do, there is no assurance that we can receive the needed permits in a timely manner.

We cannot predict the terms, if any, which may be imposed on our permits to proceed with our water and other development programs.

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

Generally, opposition from third parties with standing expressed to regulatory bodies with jurisdiction over our projects can cause delays and increase the costs of our development efforts or preclude such development entirely. While we have worked with representatives of various environmental and third-party stakeholders to address any concerns about our water development projects, certain groups may remain opposed to our development plans regardless of our engagement and pursue legal and other appeal actions.

Governmental approvals and permits granted authorizing our development activities may be challenged in court and such litigation could adversely impact our timelines, development plans, and ultimately the return on our investments.

We may not be able to execute our plans for the construction, ownership, and operation of our Mojave Groundwater Bank and obtain the requisite funding.

We have entered into letters of intent with a non-profit investment fund and Lytton Rancheria of California, a federally recognized Native American Tribe, as well as a letter of agreement with a publicly traded company, related to potential investments in MGSC by these entities to support the construction, ownership, and operation of the Mojave Groundwater Bank. The agreements announced with these potential investors are not binding and there is no guarantee that we will be able to enter into binding definitive agreements or that the proposed transactions pursuant to the letters of intent and letter of agreement will move forward based on the terms described in such agreements. Even if we do enter into definitive agreements for investments into the construction, ownership and operations of the Mojave Groundwater Bank, we may not be able to obtain the requisite total funding necessary for the construction of all facilities for the Mojave Groundwater Bank or such additional funding may not be available on terms satisfactory to the parties or in sufficient amounts, or the progress of the Mojave Groundwater Bank may not proceed as planned, or the definitive agreements entered into, if any, may not generate our anticipated benefits. These events could materially and adversely affect the success of the Mojave Groundwater Bank and, as a result, materially and adversely affect our business prospects.

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

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness or To Obtain Additional Financing Will Impact our Ability to Implement Our Asset Development Programs

As of December 31, 2024, we had total indebtedness outstanding to our lenders of approximately $60.6 million which is secured by our assets. On March 6, 2024, we entered into a Third Amendment to Credit Agreement which, among other things, provided for (a) a new tranche of senior secured convertible term loans in an aggregate principal amount of $20,000,000 with a maturity date of June 30, 2027; (b) extension of the maturity date for the existing convertible loans ( $16.0 million in principal) and existing non-convertible loans ($21.2 million in principal) to June 30, 2027; and (c) subordination of the existing convertible loans to the existing non-convertible loans and new convertible loans (see Note 7 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). Interest is payable quarterly in cash at a 7% annual rate on the $21.2 million of non-convertible loans with PIK interest accruing quarterly at a 7% annual rate on the $16 million of then existing convertible loans and $20 million of new convertible loans. To the extent that we do not make principal and interest payments on the indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

We will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs, including the Mojave Groundwater Bank, and water filtration technology business produce revenues sufficient to fund operations or we receive reimbursement for costs advanced for development of the Mojave Groundwater Bank from MGSC and payment from MGSC of $51 million among other considerations for our transfer of assets into MGSC. If we cannot raise funds if and when needed, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it. If we are unable to obtain additional credit, we may engage in further debt or equity financings. Our ability to obtain financing will depend, among other things, on the status of our asset development programs and water filtration technology business and general conditions in the capital markets at the time financing is sought. Any further equity or convertible debt financings would result in the dilution of ownership interests of our current stockholders.

Cadiz Inc.

The Issuance of Equity Securities and Management Equity Incentive Plans Will Cause Dilution

We have and may continue to issue equity securities pursuant to “at the market” issuance sales agreements or direct placements. Further, our compensation programs for management and consultants emphasize long-term incentives, primarily through the issuance of equity securities and options to purchase equity securities. It is expected that plans involving the issuance of shares, options, or both will be submitted from time to time to our stockholders for approval. In the event that any such plans are approved and implemented, the issuance of shares and options under such plans may result in the dilution of the ownership interest of other stockholders and will, under currently applicable accounting rules, result in a charge to earnings based on the value of our common stock at the time of issue and the fair value of options at the time of their award. The expense would be recorded over the vesting period of each stock and option grant.

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

Cadiz Inc.

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

ITEM 2. Properties

Following is a description of our 46,000 acres of landholdings in the Eastern Mojave Desert in Southern California.

The Cadiz Ranch Property

We own approximately 35,000 acres of largely contiguous desert land in the Cadiz and Fenner valleys of eastern San Bernardino County, California (the “Cadiz Ranch”). This area is located approximately 80 miles east of Barstow, California and 30 miles north of the Colorado River Aqueduct, and 110 miles north-east of Palm Springs. The Cadiz Ranch, which is at the base of a topographically diverse 2,000 square mile watershed, is the principal location of our business operations, including our agricultural operations and ongoing development of our water supply, storage and conveyance projects.

Cadiz Inc.

Independent geotechnical and engineering studies conducted since initial acquisition have confirmed that the Cadiz Ranch overlies a significant aquifer system from a watershed with an estimated 30-50 million acre-feet of groundwater that can support agricultural development, the conservation of groundwater for off-property uses the storage of imported water.  Approximately 3,100 acres of the Cadiz Ranch are actively farmed by us or leased to third parties for farming activities and includes agriculture and water infrastructure including wells, wellfield manifold, pipelines, worker housing, and energy and transportation facilities (see Item 1. “Business”, above).

Additional Eastern Mojave Properties

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

Danby: We own nearly 2,000 acres near Danby Dry Lake in Ward Valley, approximately 30 miles southeast of the Cadiz Ranch. Our Danby Dry Lake property is located approximately 10 miles north of the Colorado River Aqueduct. Initial hydrological studies indicate that it has excellent potential for a water supply project. Certain of the properties in this area may also be suitable for agricultural development, renewable energy and/or preservation and conservation lands. The Danby properties are currently managed for open space purposes.

Executive Offices

We lease approximately 4,500 square feet of office space in Los Angeles, California for our executive offices (“Executive Office Lease”). The Executive Office Lease terminates in May 2030.  The current base rent under the Executive Office Lease is approximately $10,000 per month.  We lease a total of approximately 44,500 square feet of industrial space under two leases in Hollister, California for our water filtration technology operations (“Hollister Leases”).  The Hollister Leases terminate in October 2026 and May 2029.  The current base rent under the Hollister Leases is approximately $35,500 per month.

Cadiz Inc.

Cadiz Real Estate

Title to substantially all of our real estate assets is held by Cadiz Real Estate LLC (“Cadiz Real Estate”), a wholly owned subsidiary of Cadiz Inc. The Board of Managers of Cadiz Real Estate currently consists of two managers appointed by the Company’s Board of Directors. As the ownership of the real estate held by Cadiz Real Estate has no effect on our ultimate beneficial ownership of these assets, we refer throughout this Report to assets owned of record either by Cadiz Real Estate or by us as “our” properties.

Cadiz Real Estate is a co-obligor under our senior secured term loan, for which assets of Cadiz Real Estate have been pledged as security.

Debt Secured by Properties

Our assets have been pledged as collateral for $60.6 million of senior secured debt outstanding as of December 31, 2024.

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

As of March 26, 2025, the number of stockholders of record of our common stock was 55.

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

All securities sold by us during the three years ended December 31, 2024, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

Water Supply – We own vested water rights to withdraw 2.5 million acre-feet of groundwater for beneficial uses, including agricultural development on our property and export to serve communities across Southern California. Because all water in the aquifer system will eventually be lost to evaporation, surplus water that is captured and withdrawn before it evaporates is a new water supply (i.e. “conserved” water). We have completed environmental review in accordance with local, state and federal laws authorizing the management of the groundwater aquifer underlying the Cadiz Ranch which is expected to produce an average of 50,000 acre-feet of water per year for 50 years for beneficial use in Southern California communities.

Water Storage – The alluvium aquifer that lies beneath the Cadiz Ranch is also large enough for use as a water “banking” facility, capable of storing water “in-lieu” for supply customers and up to 1 million acre-feet of imported surplus water for return during drought periods. For comparison, MWD stores approximately 1.2 million acre-feet of water in the largest surface reservoir in the United States, Lake Mead.

Water Conveyance Infrastructure – We own the Northern Pipeline, an existing 220-mile 30-inch steel pipeline, that intersects several water storage and conveyance facilities in Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The capacity of the Northern Pipeline for water conveyance is 25,000 AFY.  We also own a 99-year lease with the ARZC that will allow us to construct the Southern Pipeline within the existing, active railroad ROW that extends from the Cadiz Ranch to the Colorado River Aqueduct.  We expect the capacity of the Southern Pipeline to be 150,000 AFY to accommodate imported water storage. We hold an option to purchase up to 180 miles of existing unused 36” steel pipeline that can be used in construction of the Southern Pipeline system or to replace certain components of the Northern Pipeline.

Cadiz Inc.

Water Filtration Technology – In 2022, we completed the acquisition of ATEC, which provides innovative water filtration solutions for impaired or contaminated groundwater sources.  ATEC’s specialized filtration media provide cost-effective, high-rate of removal for common groundwater impairments and contaminants that pose health risks in drinking water including iron, manganese, arsenic, Chromium-6, nitrates, PFAS and other constituents of concern.

Our addition of pipeline infrastructure and ATEC water filtration technology to our portfolio of land and water assets has enabled us to adjust our business model to begin offering integrated services and solutions to public water systems that address the urgent challenges of climate change and make significant progress in advancing contract negotiations for water supply with public water systems.

The combination of the water supply, water storage and water conveyance infrastructure described above constitutes the Mojave Groundwater Bank as discussed in more detail in Item 1. – Business, above.

In 2024, we entered into agreements with multiple public water systems for their purchase of 21,275 AFY of annual water supply from us to be delivered via the Northern Pipeline. These agreements cumulatively represent 85% of the full capacity (25,000 AFY) of the Northern Pipeline.

Through membership in FGMWC, a mutual water company to be owned by the participating water agencies, these agreements provide for delivery of purchased annual water supply over a 40-year term (take or pay), at an agreed upon market price estimated to start at approximately $850/AFY and subject to annual adjustment. Participating public agencies are also expected to pay a portion of operating costs and the capital costs for construction of facilities.

In December 2024, we established a new business entity, Mojave Groundwater Storage Company LLC (“MGSC”) for public and private investors to take an ownership interest in the facility assets in exchange for equity capital to finance the estimated $800 million facility construction cost. As of March 2025, we have entered into letters of intent and a letter of agreement with potential MGSC investors for up to $425 million. The letters of intent and letter of agreement are non-binding and subject to on-going due diligence.  The parties will also coordinate with us to seek available infrastructure grants and/or other financing alternatives including potential bond issuances through a to-be-formed financing Joint Powers Authority.

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

Cadiz Inc.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

We currently operate in two reportable segments. Our largest segment is Land and Water Resources, which comprises all activities regarding our properties in the eastern Mojave Desert, pre-revenue development of the Mojave Groundwater Bank (supply, storage and conveyance), and agricultural operations. Our second operating segment is Water Filtration Technology comprised of ATEC which provides innovative water filtration technology solutions for impaired or contaminated groundwater sources.

We evaluate our performance based on segment operating income (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating income (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the years ended December 31, 2024 and 2023:

	Twelve Months Ended December 31, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,708	$7,900	$9,608

Costs and expenses:
Cost of sales	2,984	4,314	7,298
General and administrative	22,525	1,820	24,345
Depreciation	1,159	55	1,214

Total costs and expenses	26,668	6,189	32,857

Operating income (loss)	$(24,960)	$1,711	$(23,249)

	Twelve Months Ended December 31, 2023
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,251	$740	$1,991

Costs and expenses:

Cost of sales	2,241	646	2,887
General and administrative	18,042	755	18,797
Depreciation	1,096	151	1,247

Total costs and expenses	21,379	1,552	22,931

Operating income (loss)	$(20,128)	$(812)	$(20,940)

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited primarily to ATEC sales and sales from our alfalfa plantings and rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $31.1 million for the year ended December 31, 2024, compared with a net loss of $31.4 million for the year ended December 31, 2023.

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

Revenues. Revenue totaled $9.6 million during the year ended December 31, 2024, primarily related to ATEC sales totaling $7.9 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $1.3 million and rental income from agricultural leases totaling $0.4 million. Revenue totaled $2.0 million during the year ended December 31, 2023, primarily related to ATEC sales totaling $0.8 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.8 million and rental income from our agricultural leases totaling $0.4 million. The increase in ATEC sales primarily relates to revenues under a contract to deliver 320 filters for the Central Utah Water Conservancy District’s Vineyard Wellfield Groundwater Polishing Project (“Utah Project”) announced in 2023 and now being delivered.

Cost of Sales. Cost of sales totaled $7.3 million during the year ended December 31, 2024, comprised of $4.3 million related to ATEC (45.5% gross margin) and $3.0 million related to our alfalfa crop harvest.  The 2024 alfalfa crop harvest net operating loss of $1.7 million primarily related to continued suppressed market conditions for alfalfa on the West Coast. Cost of sales totaled $2.9 million during the year ended December 31, 2023, comprised of $2.2 million related to our alfalfa crop harvest and $0.7 million related to ATEC.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2024, exclusive of stock-based compensation costs, totaled $19.7 million compared with $17.3 million for the year ended December 31, 2023. The increase in 2024 was primarily a result of increased professional fees incurred in advancing the development of the Mojave Groundwater Bank and increased marketing outreach campaign activity in 2024. General and administrative expense for ATEC totaled $1.8 million for 2024 compared to $0.8 million for 2023.  The increase was primarily driven by the growth in the ATEC operations.

Compensation costs from stock and option awards for the year ended December 31, 2024, totaled $4.6 million compared with $1.5 million for the year ended December 31, 2023. The higher 2024 expense was primarily due to an increase in stock-based non-cash awards to employees and consultants in 2024 compared to 2023.

Depreciation. Depreciation expense totaled $1.2 million during each the years ended December 31, 2024 and 2023.

Interest Expense, Net. Interest expense totaled $7.9 million during the year ended December 31, 2024, compared to $4.9 million during the year ended December 31, 2023. The following table summarizes the components of net interest expense for the two periods (in thousands):

Cadiz Inc.

	Year Ended December 31,
	2024	2023

Cash interest on outstanding debt	$1,530	$1,639
PIK interest on outstanding debt	2,364	995
Interest added to lease obligation	2,794	2,527
Amortization of debt discount	1,316	414
Finance expense	307	-
Interest Income	(342)	(606)
Other Income	(89)	(25)

	$7,880	$4,944

Increased interest expense is primarily due to increased borrowing under the Third Amended Credit Agreement. Interest income primarily relates to interest on investments in short-term deposits which were lower in 2024.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt totaled $0 during the year ended December 31, 2024 compared to $5.3 million in the year ended December 31, 2023. The 2023 loss on early extinguishment of debt was a result of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

Liquidity and Capital Resources

(a)	Current Financing Arrangements

As we have not received significant revenues or gross profits from our water, agriculture or water filtration technology activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that significant revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements and private equity placements.

Equity Offerings

In January 2023, we completed the sale and issuance of 10,500,000 shares of common stock to certain institutional investors in a registered direct offering (“January 2023 Direct Offering”).  The shares of common stock were sold at a purchase price of $3.84 per share, for aggregate gross proceeds of $40.32 million and aggregate net proceeds of approximately $38.5 million.  A portion of the net proceeds were used to repay our debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment.  The remaining proceeds from the January 2023 Direct Offering were used for capital expenditures to accelerate development of water supply, storage, conveyance and treatment assets, working capital, development of additional water resources to meet increase demand on an accelerated timetable, and general corporate purposes.

Cadiz Inc.

On November 5, 2024, we completed the sale and issuance of 7,000,000 shares of our common stock to certain institutional investors in a registered direct offering (“November 2024 Direct Offering”).  The shares of common stock were sold at a purchase price of $3.34 per share, for aggregate gross proceeds of $23.4 million and aggregate net proceeds of approximately $22.1 million.

On March 7, 2025, we completed the sale and issuance of 5,715,000 shares of our common stock to certain institutional investors in a registered direct offering (“March 2025 Direct Offering”) (see Note 14 of the Condensed Consolidated Financial Statements – “Subsequent Events”).  The shares of common stock were sold at a purchase price of $3.50 per share, for aggregate gross proceeds of approximately $20.0 million and aggregate net proceeds of approximately $18.3 million.

$5 million of the net proceeds from the November 2024 Direct Offering were paid in January 2025 to secure an exclusive option finalized in December 2024 to purchase up to 180 miles of steel pipe intended to be used for the development of the Mojave Groundwater Bank.  The remaining proceeds from the November 2024 Direct Offering and the proceeds from the March 2025 Direct Offering are intended to be used for capital and other expenses related to the development and construction of the Mojave Groundwater Bank, which may include acquisition of equipment and materials intended to be used in construction of facilities related to our Northern and/or Southern Pipelines, which we expect to begin in 2025.  Net proceeds from the offerings may also be used for the equipment and materials related to wellfield infrastructure on land owned by us and our subsidiaries, business development activities, other capital expenditures, working capital, the expansion of our business and general corporate purposes.

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

Cadiz Inc.

Under the First Amended Credit Agreement, the maturity date of the Credit Agreement was extended from July 2, 2024 to June 30, 2026.

On March 6, 2024, we entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”) (see Note 7 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). Before entering into the Third Amended Credit Agreement, Heerema purchased the outstanding secured non-convertible term loans under the Credit Agreement (“Assignment”). In connection with the Assignment, the existing holders of both the Convertible Loan and non-convertible term loans consented to effectuate the Third Amended Credit Agreement in consideration of a consent fee in the aggregate amount of $479,845 payable in the form of our common stock (valued at $2.89 per share, or 166,036 shares), which was registered pursuant to an effective shelf registration statement on Form S-3 and a prospectus supplement thereunder. The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027.

The annual interest rate remains unchanged at 7.00%. Interest on $21.2 million of the remaining principal amount will be paid in cash. Interest on the New Secured Convertible Debt and existing Convertible Loan is paid in kind on a quarterly basis.

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

Cash Used for Operating Activities. Cash used for operating activities totaled $21.5 million for the year ended December 31, 2024, and $20.9 million for the year ended December 31, 2023. The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business including increased working capital needs related to accounts receivable and inventory offset by increased accounts payable.

Cadiz Inc.

Cash Used for Investing Activities. Cash used for investing activities in the year ended December 31, 2024, was $1.2 million, compared with $5.8 million for the year ended December 31, 2023. The cash used in the 2024 period primarily related to development costs for the planting of 125 additional acres of alfalfa and the payment of a deferred portion of the purchase price related to the ATEC acquisition.  The cash used in the 2023 period primarily related to the development of three new wells.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $35.5 million for the year ended December 31, 2024, compared with cash provided by financing activities of $17.6 million for the year ended December 31, 2023. Proceeds from financing activities for the 2024 period primarily related to the issuance of long-term debt under the Third Amended Credit Agreement and to the issuance of shares under a direct offering.  Proceeds from financing activities for the 2023 period primarily related to the issuance of shares under direct offerings, offset by the paydown of $15 million of senior secured debt in February 2023.

(b)	Outlook

Short-Term Outlook. The net proceeds of approximately $18.3 million from the completion of the March 2025 Direct Offering, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our ATEC operations are expected to be funded using existing capital and cash profits generated from operations during 2025.

Long-Term Outlook. In the longer term, we may need to raise additional capital to finance working capital needs and capital expenditures (see “Current Financing Arrangements”, above). Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water supply, storage, conveyance resources and other developments. Future capital expenditures will depend on the progress of the Mojave Groundwater Bank, including the funding of MGSC, ATEC operational needs and any further expansion of our agricultural assets.  Additionally, timing of reimbursement of development costs advanced related to the Mojave Groundwater Bank and the expected receipt of $51 million for the transfer of assets will impact the need to raise additional capital.

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

Cadiz Inc.

In our annual impairment analysis in the fourth quarter of 2024, the goodwill of all reporting units in our water and land resources and water filtration technology reportable segments were tested utilizing a qualitative assessment. Based on this assessment, we determined that the fair values of these reporting units were more-likely-than-not greater than their respective carrying values. Therefore, the goodwill of our reporting units was not impaired.

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

Cadiz Inc.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

         We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors. Based on their evaluation as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Cadiz Inc.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2024.

ITEM 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2024.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2024.

ITEM 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2024.

Cadiz Inc.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements. ***

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

**3.1	Cadiz Certificate of Incorporation, as amended

**3.2	Cadiz Bylaws, as amended

**3.3	Certificate of Designation of Series 1 Preferred Stock of Cadiz Inc.

**3.4	Certificate of Designation of 8.875% Series A Cumulative Perpetual Preferred Stock of Cadiz Inc.

**4.1	Form of Senior Indenture

**4.2	Form of Subordinated Indenture

**4.3	Deposit Agreement, dated effective as of July 2, 2021, by and among the Company, Continental Stock Transfer & Trust Company, as depositary, and the holders of the depositary receipts issued thereunder

**4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

**4.5	Common Stock Purchase Warrant dated as of March 6, 2024

**10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003

**10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC

Cadiz Inc.

**10.4	Longitudinal Lease Agreement dated September 17, 2008, between Arizona & California Railroad Company and Cadiz Real Estate, LLC

†*10.5	2019 Equity Incentive Plan, as amended

**10.6	Form of Option Agreement with Santa Margarita Water District

**10.7	Option Agreement with Golden State Water Company dated June 25, 2010

**10.8	Key Terms for First Amendment to Option and Golden State Water Company’s Conditional Exercise of its Option dated March 13, 2024

**10.9	Option Agreement with Suburban Water Systems dated October 4, 2010

**10.10	Option Agreement with California Water Service Company dated December 1, 2011

**10.11	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District

**10.12	First Amendment to the Memorandum of Understanding, dated November 2, 2023, by and among the Santa Margarita Water District, Cadiz Inc., Fenner Gap Mutual Water Company and San Bernardino County

**10.13	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012

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

**10.18	Amendment for the Delivery of Water Made Available by Cadiz Inc. and Fenner Gap Mutual Water Company to Solomon Hills, dated April 18, 2024, among Cadiz Inc., Cadiz Real Estate LLC, Fenner Gap Mutual Water Company and Solstra Communities California LLC

**10.19	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC

Cadiz Inc.

†**10.20	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014

†**10.21	Amendment No. 1 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated March 10, 2020

†**10.22	Amendment No. 2 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated as of May 21, 2020

†**10.23	Employment Agreement between Cadiz Inc. and Stanley E. Speer dated as of May 21, 2020

**10.24	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District

**10.25	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC

**10.26	Purchase and Sale Agreement between El Paso Natural Gas Company, LLC, and Cadiz Inc. dated December 31, 2018

**10.27	First Amendment to Purchase and Sale Agreement dated February 3, 2020, by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.28	Second Amendment to Purchase and Sale Agreement dated December 4, 2020, by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.29

Credit Agreement, dated as of July 2, 2021, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time-to-time party thereto, and B. Riley Securities, Inc., as administrative agent

**10.30	First Amendment to Credit Agreement, dated as of February 2, 2023, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time-to-time party thereto, and B. Riley Securities, Inc. as administrative agent

**10.31	Second Amendment to Credit Agreement, dated as of August 14, 2023, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time-to-time party thereto, and B. Riley Securities, Inc. as administrative agent

**10.32	Third Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of March 6, 2024, by and among Cadiz Inc., Cadiz Real Estate LLC, ATEC Water Systems, LLC and Octagon Partners LLC as borrowers, and the lenders party thereto

Cadiz Inc.

**10.33	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of July 2, 2021

**10.34	First Amendment to Deed of Trust, Assignment of Leases and Rents, Securities Agreement, Financing Statement and Fixture Filing, dated as of February 2, 2023

†**10.35	Amended and Restated Employment Agreement between Cadiz Inc. and Susan P. Kennedy dated as of April 26, 2024

**10.36	Form of Board Observer and Nomination Right Agreement

**10.37	Amendment No. 1 to Board Observer and Nomination Right Agreement, dated as of March 6, 2024, by and between Cadiz Inc. and Heerema International Group Services S.A.

**10.38	Form of Underwriting Agreement

**10.39	Form of Registration Rights Agreement

**10.40	Form of Amendment No. 1 to Registration Rights Agreement

**10.41	Form of Amendment No. 2 to Registration Rights Agreement

**10.42	Amendment No. 3 to Registration Rights Agreement, dated as of March 6, 2024, by and between Cadiz Inc. and Heerema International Group Services S.A.

**10.43	Asset Purchase Agreement, dated as of October 21, 2022, between ATEC Systems, Inc., David Ketchum and Donna Ketchum and Cadiz Inc.

**10.44	Amended and Restated Limited Liability Company Agreement of ATEC Water Systems, LLC dated as of November 6, 2022

**10.45	Successor Agent and Amendment Agreement, dated as of July 23, 2024, by and among Cadiz Inc., Cadiz Real Estate LLC, ATEC Water Systems, LLC, Octagon Partners LLC, the other loan parties, the lenders thereto, B. Riley Securities, Inc and Alter Domus LLC

**10.46	Northern Pipeline Delivery Agreement, dated as of August 13, 2024, by and among Cadiz Inc., Cadiz Real Estate LLC, Fenner Gap Mutual Water Company and Cucamonga Valley Water District

†**10.47	Employment Agreement between Cadiz Inc. and Cathryn Rivera dated as of September 16, 2024

**10.48	Renewable Energy System Site Lease and Easement Agreement, dated October 21, 2024, between Cadiz Real Estate LLC and RIC Development, LLC

Cadiz Inc.

**10.49	Placement Agent Agreement, dated as of November 4, 2024, by and between the Company and B. Riley Securities, Inc.

**10.50	Purchase Option Agreement, dated November 10, 2024, by and among GMHR Acquisitions Co., LLC, LKM Industries Inc., North West Iron & Metal LLC and Cadiz Inc.

**10.51	Letter of Intent, dated November 21, 2024, by and between Lytton Rancheria of California and Cadiz Inc.

**10.52	Placement Agent Agreement, dated as of March 7, 2025, by and between the Company and Roth Capital Partners, LLC

**19.1	Insider Trading Policy

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97.1	Cadiz Clawback and Forfeiture Policy

* 101.INS	Inline XBRL Instance Document

* 101.SCH	Inline XBRL Taxonomy Extension Schema

* 101.CAL	Inline XBRL Taxonomy Extension Calculation

* 101.DEF	Inline XBRL Extension Definition

* 101.LAB	Inline XBRL Taxonomy Extension Label

* 101.PRE	Inline XBRL Taxonomy Extension Presentation

Cadiz Inc.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or agreement.
*	Filed herewith.
**	Previously filed.
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

CADIZ INC.

By:	/s/ Susan P. Kennedy
Susan P. Kennedy,
Chief Executive Officer

Date:	March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Susan P. Kennedy	March 28, 2025
Susan Kennedy, Chair and Chief Executive Officer (Principal Executive Officer)

/s/ Stanley E. Speer	March 28, 2025
Stanley E. Speer, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen E. Courter	March 28, 2025
Stephen E. Courter, Director

/s/ Maria Dreyfus	March 28, 2025
Maria Dreyfus, Director

/s/ Maria Echaveste	March 28, 2025
Maria Echaveste, Director

/s/ Winston H. Hickox	March 28, 2025
Winston H. Hickox, Director

/s/ Barbara Lloyd	March 28, 2025
Barbara Lloyd, Director

/s/ Kenneth Lombard	March 28, 2025
Kenneth Lombard, Director

/s/ Richard Polanco	March 28, 2025
Richard Polanco, Director

/s/ Carolyn Webb de Macias Carolyn Webb de Macias, Director	March 28, 2025

Cadiz Inc.

Cadiz Inc. Consolidated Financial Statements

Cadiz Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cadiz Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Cadiz Inc.

Liquidity Assessment

As described in Note 2 to the consolidated financial statements, management has prepared the Company’s consolidated financial statements on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss and comprehensive loss of $31.1 million for the year ended December 31, 2024. The Company had working capital of $11.4 million as of December 31, 2024 and used cash in operating activities of $21.5 million for the year ended December 31, 2024. Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgment to estimate the significant assumptions related to the projected cash flows of the Company including the following: (i) projected cash outflows, (ii) projected cash inflows, (iii) categorization of expenditures as discretionary versus non-discretionary, and (iv) the ability to raise capital. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

The principal considerations for our determination that performing procedures relating to the liquidity assessment is a critical audit matter are (i) the significant judgment by management when assessing whether the Company has sufficient liquidity and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s liquidity assessment and the significant assumptions related to projected cash outflows, projected cash inflows, categorization of expenditures as discretionary versus non-discretionary, and the ability to raise capital (collectively, “management’s significant assumptions”).

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for estimating future liquidity requirements for the twelve months after the date the financial statements are issued and evaluating the sufficiency of the Company’s disclosures about whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date. Testing management’s process involved (i) evaluating the appropriateness of the projected cash flow model; (ii) testing the completeness and accuracy of the underlying data used in the projected cash flow model; and (iii) evaluating the reasonableness of management’s significant assumptions. Evaluating management’s significant assumptions involved evaluating whether the assumptions used were reasonable considering (i) current and past performance of the Company; (ii) management’s historical forecasting accuracy; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 28, 2025

We have served as the Company’s auditor since at least 1995. We have not been able to determine the specific year we began serving as auditor of the Company.

Cadiz Inc.
Consolidated Statements of Operations and Comprehensive Loss

	December 31,
(In thousands, except per share data)	2024	2023

Total revenues	$9,608	$1,991

Costs and expenses:
Cost of Sales	7,298	2,887
General and administrative	24,345	18,797
Depreciation	1,214	1,247

Total costs and expenses	32,857	22,931

Operating loss	(23,249)	(20,940)

Interest expense, net	(7,880)	(4,944)
Loss on derivative liability	-	(220)
Loss on early extinguishment of debt	-	(5,331)
Loss before income taxes	(31,129)	(31,435)
Income tax expense	(11)	(11)
Gain (loss) from equity-method investments	-	-

Net loss and comprehensive loss	$(31,140)	$(31,446)

Less: Preferred stock dividend requirements	$5,106	5,106

Net loss and comprehensive loss applicable to common stock	$(36,246)	$(36,552)

Basic and diluted net loss per common share	$(0.53)	$(0.56)

Basic and diluted weighted-average shares outstanding	68,847	65,656

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Balance Sheets

($ in thousands, except per share data)	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$17,292	$4,502
Accounts receivable	4,586	904
Inventories	3,020	2,106
Prepaid expenses and other current assets	888	508
Total current assets	25,786	8,020

Property, plant, equipment and water programs, net	88,362	87,217
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	3,746	431
Long-term restricted cash	134	134
Other assets	10,332	5,438
Total assets	$134,494	$107,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,261	$1,245
Accrued liabilities	7,997	1,170
Current portion of long-term debt	120	182
Dividend payable	1,288	1,288
Contingent consideration liabilities	1,200	1,450
Short-term deferred revenue	1,226	373
Operating lease liabilities	314	127
Total current liabilities	14,406	5,835

Long-term debt, net	56,708	37,711
Long-term lease obligations with related party, net	25,275	22,877
Long-term operating lease liabilities	3,473	318
Long-term deferred revenue	625	625
Other long-term liabilities	46	41
Total liabilities	100,533	67,407
Stockholders' equity:
Preferred stock - $.01 par value, 100,000 shares authorized at December 31, 2024, and December 31, 2023; shares issued and outstanding – 329 at December 31, 2024 and December 31, 2023	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at December 31, 2024, and December 31, 2023; shares issued and outstanding – 2,300 at December 31, 2024 and 2,300 at December 31, 2023	1	1
Common stock - $0.01 par value; 100,000,000 shares authorized at December 31, 2024, and 85,000,000 authorized at December 31, 2023; shares issued and outstanding: 75,353,889 at December 31, 2024, and 66,710,795 at December 31, 2023	752	665

Additional paid-in capital	709,303	679,150
Accumulated deficit	(676,096)	(639,850)
Total stockholders' equity	33,961	39,967
Total liabilities and stockholders' equity	$134,494	$107,374

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
($ in thousands)	2024	2023

Cash flows from operating activities:
Net loss	$(31,140)	$(31,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,214	1,247
Amortization of debt discount and issuance costs	1,316	414
Amortization of right-of-use asset	163	122
Interest expense added to loan principal	2,360	992
Interest expense added to lease liability	2,373	2,107
Finance Expense	307	-
Loss on early extinguishment of debt	-	5,331
Compensation charge for stock and share option awards	4,605	1,496
Unrealized loss on derivative liabilities	-	220
Changes in operating assets and liabilities:
Accounts receivable	(3,682)	(450)
Inventories	(914)	(1,790)
Prepaid expenses and other current assets	(380)	(128)
Other assets	106	(408)
Accounts payable	(392)	937
Lease liabilities	(136)	(108)
Deferred revenue	853	248
Other accrued liabilities	1,815	292

Net cash used in operating activities	(21,532)	(20,924)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(934)	(5,787)
Payments for contingent consideration liabilities	(250)	-

Net cash used in investing activities	(1,184)	(5,787)

Cash flows from financing activities:
Net proceeds from issuance of common stock	22,135	38,490
Dividend payment	(5,106)	(5,106)
Proceeds from the issuance of long-term debt	20,000	233
Issuance costs of long-term debt	(1,294)	(27)
Principal payments on long-term debt	(177)	(15,164)
Costs for extinguishment of debt	-	(600)
Taxes paid related to net share settlement of equity awards	(52)	(261)

Net cash provided by financing activities	35,506	17,565

Net (decrease) increase in cash, cash equivalents and restricted cash	12,790	(9,146)

Cash, cash equivalents and restricted cash, beginning of period	4,636	13,782

Cash, cash equivalents and restricted cash, end of period	$17,426	$4,636

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statements of Stockholders’ Equity

See accompanying notes to the consolidated financial statements.

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2022	55,823,810	$556	329	$1	2,300	$1	$636,963	$(603,298)	$34,223

Issuance of shares pursuant to direct offerings	10,500,000	105	-	-	-	-	38,385	-	38,490
Dividends paid and declared on 8.875% series A cumulative perpetual preferred shares ($2,220 per share)	-	-	-	-	-	-	-	(5,106)	(5,106)
Reclassification of derivative liability	-	-	-	-	-	-	2,570	-	2,570
Stock-based compensation expense	386,985	4	-	-	-	-	1,232	-	1,236
Net loss and comprehensive loss	-	-	-	-	-	-	-	(31,446)	(31,446)

Balance as of December 31, 2023	66,710,795	$665	329	$1	2,300	$1	$679,150	$(639,850)	$39,967

Issuance of shares pursuant to direct offerings	7,000,000	70	-	-	-	-	22,065	-	22,135
Dividends paid and declared on 8.875% series A cumulative perpetual preferred shares ($2,220 per share)	-	-	-	-	-	-	-	(5,106)	(5,106)
Issuance of warrants	-	-	-	-	-	-	887	-	887
Issuance of shares to lenders	166,036	1	-	-	-	-	480	-	481
Issuance of shares to consultants	100,000	1	-	-	-	-	256	-	257
Capitalization of gain on extinguishment of debt	-	-	-	-	-	-	1,928	-	1,928
Stock-based compensation expense, net of taxes	1,377,058	15	-	-	-	-	4,537	-	4,552

Net loss and comprehensive loss	-	-	-	-	-	-	-	(31,140)	(31,140)

Balance as of December 31, 2024	75,353,889	$752	329	$1	2,300	$1	$709,303	$(676,096)	$33,961

Cadiz Inc.
Notes To The Consolidated Financial Statements

NOTE 1 – BUSINESS

Cadiz Inc. (“Cadiz or the “Company”) is a water solutions provider with a unique combination of land, water, pipeline and water filtration technology assets strategically located in Southern California between major water systems serving population centers in the Southwestern United States. The Company’s portfolio of assets includes 2.5 million acre-feet of permitted water supply, 220 miles of existing, buried pipeline, 1 million acre-feet of groundwater storage capacity, and versatile, scalable, and cost-effective water filtration technology. The Company provides products and services to public water systems, government agencies and commercial clients that address the emerging threat of water scarcity and affordability in a region of the world facing severe challenges from climate change.

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

The Company’s supply, storage and pipeline assets are located in a remote area of eastern San Bernardino County that sits at the crossroads of major highway, rail, energy, and water infrastructure between California’s primary water supply systems, the Colorado River Basin and the State Water Project. As a result, the Mojave Groundwater Bank is well positioned to assist public water agencies in storing and managing unpredictable water supplies and provide reliable, affordable water supplies to chronically underserved areas of California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a net loss and comprehensive loss of $31.1 million and $31.4 million for the years ended December 31, 2024 and 2023, respectively. The Company had working capital of $11.4 million at December 31, 2024 and used cash in operating activities of $21.5 million for the year ended December 31, 2024. The lower loss in 2024 was primarily due to a 2023 loss on extinguishment of debt in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in 2023, and improved operating results for the water filtration technology business segment offset by higher compensation costs related to stock based non-cash bonus awards and increased interest expense related to the Third Amended Credit Agreement in 2024.

Cadiz Inc.
Notes To The Consolidated Financial Statements

Cash requirements during the year ended December 31,2024 primarily reflect certain operating and administrative costs related to development of the Company’s land, water, infrastructure and technology assets for water solutions including the Mojave Groundwater Bank, agricultural operations and water filtration business. The Company’s present activities are focused on the development of its assets in ways that meet an urgent need for groundwater storage capacity in Southern California and growing demand for affordable, reliable, long-term water supplies before the next drought strikes the Southwestern United States.

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

On February 2, 2023, the Company and its wholly-owned subsidiary, Cadiz Real Estate LLC, as borrowers (collectively, the “Borrowers”) entered into a First Amendment to Credit Agreement with BRF Finance Co., LLC (“Lenders”) and B. Riley Securities, Inc., (“BRS”) as administrative agent, to amend certain provisions of the Credit Agreement dated as of July 2, 2021 (“First Amended Credit Agreement”). Under the First Amended Credit Agreement, the lenders will have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”)(see Note 7 – “Long-Term Debt”, below).

On March 6, 2024, the Company entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”). The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027 (see Note 7 – “Long-Term Debt”).

On November 5, 2024, the Company completed the sale and issuance of 7,000,000 shares of its common stock to certain institutional investors in a registered direct offering ( “November 2024 Direct Offering”).  The shares of common stock were sold at a purchase price of $3.34 per share, for aggregate gross proceeds of $23.4 million and aggregate net proceeds of approximately $22.1 million.

Cadiz Inc.
Notes To The Consolidated Financial Statements

On March 7, 2025, the Company completed the sale and issuance of 5,715,000 shares of its common stock to certain institutional investors in a registered direct offering ( “March 2025 Direct Offering”) (see Note 14 - “Subsequent Events”).  The shares of common stock were sold at a purchase price of $3.50 per share, for aggregate gross proceeds of approximately $20.0 million and aggregate net proceeds of approximately $18.3 million.

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

Cadiz Inc.
Notes To The Consolidated Financial Statements

Segment Reporting

The Company currently operates in two reportable segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including pre-revenue development of the Mojave Groundwater Bank (supply, storage and conveyance), and agricultural operations. The Company’s second operating segment is its Water Filtration Technology business, ATEC Water Systems LLC (“ATEC”) which provides innovative water filtration solutions for impaired or contaminated groundwater sources.  The Chief Operating Decision-Maker for our Land and Water Resources segment is the Chief Executive Officer of Cadiz Inc. and for the Water Filtration Technology segment is the Chief Executive Officer of ATEC.

There were no intersegment sales during the year ended December 31, 2024, and there were intersegment sales of $311 thousand during the year ended December 31, 2023, which resulted in an intercompany elimination of profits in the amount of $99 thousand.

Revenue Recognition

The Company’s revenue is currently derived from sales of water filtration systems by ATEC, sales of farm crops, and rental revenue from its agricultural lease. The Company recognizes revenue by following the five-step model under ASC 606 to achieve the core principle that an entity recognizes revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sales of farm crops are recognized when product is shipped to customers at Cadiz Ranch, and sales at ATEC are recognized in accordance with the customer contract which generally occurs when filters are delivered to the customer.

Stock-Based Compensation

General and administrative expenses include $4.6 million and $1.5 million of stock-based compensation expenses in the years ended December 31, 2024 and 2023, respectively.

Stock-based compensation is generally based upon grants of stock awards, performance stock units (“PSU”) and restricted stock units (“RSU”) to its employees and consultants under the 2019 Equity Incentive Plan, as amended. For stock awards, PSUs or RSUs granted, the Company determines the fair value of the stock award, PSUs or RSU at the date of the grant and recognizes the compensation expense over the vesting period. For PSUs or RSUs which vest upon completion of certain milestones, the fair value of the PSU or RSU is recognized when it is probable that the milestone will be achieved.

Cadiz Inc.
Notes To The Consolidated Financial Statements

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common stock by the weighted-average common shares outstanding. Restricted and performance stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 9,861,000 shares and 5,290,000 shares for the years ended December 31, 2024 and 2023, respectively.

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

Water rights, storage and supply programs are stated at cost. Certain costs directly attributable to the development of such programs have been capitalized by the Company. These costs, which are expected to be recovered through future revenues, consist of direct labor, drilling costs, consulting fees for various engineering, hydrological, environmental and additional feasibility studies, and other professional and legal fees. The Company has not commenced depreciation of these assets as they are not yet in service as the Mojave Groundwater Bank is not operating. While interest on borrowed funds is currently expensed, interest costs related to the construction of water project facilities will be capitalized at the time construction of these facilities commences.

Goodwill and Other Intangibles Resulting from Business Acquisitions

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized prior to the adoption of Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”) on January 1, 2002. In addition, as a result of the ATEC Acquisition, tax deductible goodwill in the amount of $1.9 million was recorded in November 2022. Since the adoption of ASC 350, there have been no goodwill impairments recorded. The reporting units to which $5.7 million of goodwill is allocated had a positive carrying amount on December 31, 2024 and 2023.

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

Cadiz Inc.
Notes To The Consolidated Financial Statements

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

Debt Discount

Debt discount created upon the issuance of debt is deferred and amortized over the life of the related loan using the effective interest method and is presented as a reduction of long-term debt. The Company recorded $4.7 million of debt discount for the year ended December 31, 2024, and $0.7 million for the year ended December 31, 2023. Amortization of debt discounts is included in interest expense on the Consolidated Statement of Operations.

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

Supplemental Cash Flow Information

During the year ended December 31, 2024, approximately $1.5 million in interest payments on the Company’s senior secured debt was paid in cash. There are no scheduled principal payments due on the Current Senior Secured Debt (see Note 7 - "Long-Term Debt") prior to its maturity.

At December 31, 2024, accruals for cash dividends payable on the Series A Preferred Stock was $1.29 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on January 15, 2025.

At December 31, 2024, accruals for an exclusive three-year option to purchase up to 180 miles of steel pipe intended to be used for the development of the Mojave Groundwater Bank of $5 million was recorded in other assets and accrued liabilities.  The option payment was made in January 2025.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	December 31, 2024	December 31, 2023
(in thousands)

Cash and Cash Equivalents	$17,292	$4,502
Long-Term Restricted Cash	134	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$17,426	$4,636

Cash payments for income taxes were $11 thousand and $11 thousand for the years ended December 31, 2024 and 2023, respectively.

Cadiz Inc.
Notes To The Consolidated Financial Statements

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In December 2023, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740)(“ASU 2023-09”).  ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash tax paid in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing this new guidance and expects this standard will not have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40)(“ASU 2024-03”).  ASU 2024-03 which requires disaggregated disclosures of income statement expenses for public business entities.  ASU 2024-03 is effective for fiscal years beginning after December 15, 2025, and for interim reporting periods that begin after December 15, 2027.  The Company is currently assessing this new guidance and expect this standard will not have a material impact on the consolidated financial statements.

Accounting Guidance Adopted

In November 2023, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. ASU 2023-07, Segment Reporting (Topic 280)(“ASU 2023-07”).  ASU 2023-07 modifies the disclosure and presentation requirements of reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years beginning after December 15, 2024, with early adoption permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements.  The adoption of this new standard as of December 31, 2024 had no material impact on the Company’s consolidated financial statements.

NOTE 3 – REPORTABLE SEGMENTS

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the years ended December 31, 2024 and 2023:

Cadiz Inc.
Notes To The Consolidated Financial Statements

	Twelve Months Ended December 31, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,708	$7,900	$9,608

Costs and expenses:
Cost of sales	2,984	4,314	7,298
General and administrative	22,525	1,820	24,345
Depreciation	1,159	55	1,214

Total costs and expenses	26,668	6,189	32,857

Operating income (loss)	$(24,960)	$1,711	$(23,249)

	Twelve Months Ended December 31, 2023
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,251	$740	$1,991

Costs and expenses:

Cost of sales	2,241	646	2,887
General and administrative	18,042	755	18,797
Depreciation	1,096	151	1,247

Total costs and expenses	21,379	1,552	22,931

Operating income (loss)	$(20,128)	$(812)	$(20,940)

Assets by operating segment, inclusive of goodwill, are as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Operating Segment:
Water and Land Resources	$123,786	$101,946
Water Filtration Technology	10,708	5,428
	$134,494	$107,374

Goodwill by operating segment is as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Filtration Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

Cadiz Inc.
Notes To The Consolidated Financial Statements

	December 31, 2024
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$33,069	$-
Water programs	29,383	-
Pipeline	22,100	-
Buildings	1,805	-
Leasehold improvements, furniture and fixtures	1,605	4
Machinery and equipment	3,870	247
Construction in progress	6,851	6
	98,683	257
Less accumulated depreciation	(10,397)	(181)
	$88,286	$76

	December 31, 2023
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$32,357	$-
Water programs	29,209	-
Pipeline	22,096	-
Buildings	1,730	-
Leasehold improvements, furniture and fixtures	1,605	4
Machinery and equipment	3,719	210
Construction in progress	5,664	-
	96,380	214
Less accumulated depreciation	(9,238)	(139)
	$87,142	$75

NOTE 4 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2024	2023

Land and land improvements	$33,069	$32,357
Water programs	29,383	29,209
Pipeline	22,100	22,096
Buildings	1,805	1,730
Leasehold improvements, furniture and fixtures	1,609	1,609
Machinery and equipment	4,117	3,929
Construction in progress	6,857	5,664
	98,940	96,594
Less accumulated depreciation	(10,578)	(9,377)
	$88,362	$87,217

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

Cadiz Inc.
Notes To The Consolidated Financial Statements

During the year ended December 31, 2024, $646 thousand of construction in progress was placed into service, which included land development, irrigation systems and stand establishment related to the planting of 120 acres of alfalfa.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $1.2 million for each of the twelve months ended December 31, 2024 and 2023.

NOTE 5 – OTHER ASSETS

Other assets include the following (dollars in thousands):

	December 31,
	2024	2023

Prepaid rent	$4,252	$4,366
Pipeline purchase option	5,000	-
Deposits and other	1,080	1,072
	$10,332	$5,438

Prepaid rent primarily consists of fees incurred to obtain the rights-of-way for the Mojave Groundwater Bank. Amortization of prepaid rent was approximately $115,000 for each of the years ended December 31, 2024 and 2023.

NOTE 6 – ACCRUED LIABILITIES

At December 31, 2024 and 2023, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2024	2023

Payroll, bonus, and benefits	$110	$90
Legal and consulting	1,444	284
Water project, pipeline development and well development	559	146
Pipeline purchase option	5,000	-
Other accrued expenses	884	650
	$7,997	$1,170

Cadiz Inc.
Notes To The Consolidated Financial Statements

NOTE 7 – LONG-TERM DEBT

At December 31, 2024 and 2023, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2024	2023

Senior secured debt Interest rate of 7% per annum	$21,200	$21,200
Convertible note instrument Interest rate of 7% per annum	39,259	16,895
Other loans	171	352
Debt discount and debt issuance costs, net of accumulated accretion	(3,802)	(554)
Total outstanding long-term debt	56,828	37,893

Less current portion	120	182

Total outstanding debt	$56,708	$37,711

The carrying value of the Company’s senior secured debt and the Company’s convertible note instrument approximates fair value.

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2024, are as follows:

Year Ending December 31	($ in thousands)

2025	$120
2026	51
2027	60,459
2028	-
2029+	-
Total	$60,630

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

The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027. The New Secured Convertible Debt will bear PIK interest at a rate of 7% per annum, payable quarterly in arrears. The initial conversion price of the New Secured Convertible Debt was $5.30 per share and is subject to anti-dilution adjustments. As a result of a registered direct offering that was completed in November 2024, the conversion price of the New Secured Convertible Debt was reduced to $5.14 per share.

In connection with the debt issued to Heerema, the Company issued a warrant to purchase 1,000,000 shares of our common stock (the “Heerema Warrant”) to Heerema. The Heerema Warrant has an exercise price of $5.00 per share, which will be subject to anti-dilution adjustments. The Heerema Warrant expires on June 30, 2027. The Company recorded the fair value of the Heerema Warrant on the issuance date in additional paid-in capital in the amount of $0.9 million. In addition, the fair value of the Heerema Warrant was recorded as debt discount and is being amortized over the term of the secured debt issued to Heerema.

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

The Credit Agreement includes customary affirmative and negative covenants, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the Credit Agreement includes customary events of default and remedies. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2024.

Cadiz Inc.
Notes To The Consolidated Financial Statements

NOTE 8 – INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (dollars in thousands):

	December 31,
	2024	2023

Deferred tax assets:
Net operating losses	$82,076	$75,727
Fixed asset basis difference	4,839	4,738
Contributions carryover	43	29
Deferred compensation	332	157
Accrued liabilities and other	980	796

Total deferred tax assets	88,270	81,447

Valuation allowance for deferred tax assets	(88,270)	(81,447)

Net deferred tax asset	$-	$-

The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from expiring net operating losses, terms of stock compensation plans, fixed assets, and accrued liabilities. A full valuation allowance continues to be recorded given the Company continues to be incurring losses.

As of December 31, 2024, the Company had net operating loss (NOL) carryforwards of approximately $356 million for federal income tax purposes and $334 million for California income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2044 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and a tax ownership change that occurred in June of 2021.

The Company’s tax years 2021 through 2024 remain subject to examination by the Internal Revenue Service, and tax years 2020 through 2024 remain subject to examination by California tax jurisdictions. In addition, the Company’s loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Cadiz Inc.
Notes To The Consolidated Financial Statements

A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	2024	2023

Expected federal income tax benefit at 21%	$(6,537)	$(6,602)
Increase (decrease) in valuation allowance	4,942	4,433
State income tax	11	11
Expiring carryforwards	716	933
Non-deductible expenses and other	879	1,236

Income tax expense	$11	$11

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 100 million shares of Common Stock at a $0.01 par value. As of December 31, 2024, and December 31, 2023, the Company had 75,353,889 and 66,710,795 shares issued and outstanding, respectively.

During 2023, the Company completed the sale and issuance of 10,500,000 shares of its common stock to certain institutional investors in a registered direct offering with net proceeds totaling $38.5 million. During 2024, the Company completed the sale and issuance of 7,000,000 shares of our common stock to certain institutional investors in a registered direct offering with net proceeds totaling $22.1 million.

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of December 31, 2024, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of December 31, 2024.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of December 31, 2024, the Company has paid cash dividends in the amount of $16,767,000. On December 21, 2024, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $560.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.56 per Depositary Share. The dividend was paid on January 15, 2025 to respective holders of record as of the close of business on January 4, 2025.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of December 31, 2024.

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

Of the total 5,200,000 shares reserved under the 2019 EIP, 4,761,792 shares and restricted stock units (“RSUs”) have been awarded to the Company’s directors, employees and consultants as of December 31, 2024.

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

Additionally, in July 2022, 60,000 RSUs were granted to employees as long-term equity incentive awards ( “July 2022 RSU Grant”). The RSUs granted under the July 2022 RSU Grant vested on January 2, 2024. In January 2024, 60,000 additional RSUs were granted to employees which vested on January 2, 2025. The RSU incentive awards are subject in each case to continued employment with the Company through the vesting date.

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

Additionally, in April 2022 the Company issued 450,000 performance stock units (“PSUs”) upon achievement of certain performance events. The PSUs were to vest upon the Company’s common stock achieving price hurdles (“Price Hurdles”) but not sooner than three years from date of grant date. These PSUs were cancelled in April 2024 in conjunction with entering into an amended and rested employment agreement with the Company’s Chief Executive Officer which provided a grant of 1.6 million RSUs and PSUs with (a) 700,000 RSUs that vest over a three-year period from 2024 to 2026; (b) 600,000 RSUs that will vest upon achievement of milestones related to completion of certain permits, entering into binding contracts for water delivery or storage, and delivery of water, and (c) 300,000 PSUs that will vest upon a Price Hurdle of $15 per share for 20 consecutive days.

Cadiz Inc.
Notes To The Consolidated Financial Statements

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

400,000 RSUs were granted to a consultant on July 1, 2023 ( “July 2023 RSU Grant”).  Of the 400,000 RSUs granted under the July 2023 RSU Grant, 100,000 RSUs vested and were issued in October 2023, 200,000 RSUs vested and were issued in February 2024 and 100,000 RSUs vested and were issued in March 2024.

Additionally, 300,000 RSUs were granted to a consultant in January 2024 to vest upon achieving certain milestones.  As of September 30, 2024, all 300,000 of these RSUs vested and were issued upon entering into binding supply agreements for the Mojave Groundwater Bank.

A summary of RSU activity under the plans during the years ended December 31, 2024 and 2023 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2022	543,624	$8.90
Granted	603,884	$3.85
Forfeited or canceled	(90,315)	$10.75
Vested	(468,116)	$7.19

Nonvested at December 31, 2023	589,077	$4.80
Granted	2,533,053	$2.54
Forfeited or canceled	-	$-
Vested	(1,627,216)	$3.74

Nonvested at December 31, 2024	1,494,914	$2.49

As of December 31, 2024, the Company had approximately $0.9 million of unrecognized stock compensation expense related to nonvested PSUs and RSUs.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Cadiz Inc.
Notes To The Consolidated Financial Statements

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Mojave Groundwater Bank, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Mojave Groundwater Bank. These funds may either be reimbursed or credited to participants participation in the Mojave Groundwater Bank and, accordingly, are fully reflected as deferred revenue as of December 31, 2024 and December 31, 2023.

The Company recorded a contingent consideration liability in the amount of $1.45 million related to the purchase price of the ATEC Acquisition for amounts payable upon the sale of a requisite number of water filtration units under an asset purchase agreement.  $250 thousand of this liability was paid during 2024.

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

NOTE 12 – LEASES

The Company has operating leases for its right-of-way agreements, corporate offices and office equipment.

Effective February 1, 2024, the Company entered into a 26-year right-of-way agreement with the United States Bureau of Land Management (“BLM”) with respect to the Company’s Northern Pipeline asset which resulted in recording right-of-use assets and lease liabilities in the amount of $1.9 million resulting from $4.8 million in future lease payments over the 26 years less imputed interest of $2.9 million based upon a 10% weighted average discount rate.  The right-of-way agreement has an annual rent expense of approximately $185,000, with annual defined inflation increases.

In November and December 2024, the company entered into two new operating lease agreements for its corporate offices resulting in recording aggregate right-of-use assets and lease liabilities in the amount of $1.6 million resulting from $2.6 million in future lease payments over approximately 10 years less imputed interest of $1.0 million based upon a 12% weighted average discount.

The Company’s leases have remaining lease terms of 22 months to 25 years as of December 31, 2024, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term.

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

Cadiz Inc.
Notes To The Consolidated Financial Statements

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

Lease balances. Amounts recognized in the accompanying consolidated balance sheet as of December 31, 2024 and 2023 are as follows (in thousands):

As of December 31, 2024
Activity	Balance Sheet Location	Balance
ROU assets	Right-of-use asset	$3,746
Short-term lease liability	Operating lease liabilities	$314
Long-term lease liability	Long-term operating lease liabilities	$3,473

As of December 31, 2023
Activity	Balance Sheet Location	Balance
ROU assets	Right-of-use asset	$431
Short-term lease liability	Operating lease liabilities	$127
Long-term lease liability	Long-term operating lease liabilities	$318

Lease cost. The Company’s operating lease cost for the year ended December 31, 2024 was $401 thousand.

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of December 31, 2024 (in thousands):

2025	$683
2026	706
2027	550
2028	554
2029+	5,054
Total lease payments	7,547
Less: Imputed interest	(3,760)
Present value of lease payments	3,787
Less: current maturities of lease obligations	(314)
Long-term lease obligations	$3,473

Cadiz Inc.
Notes To The Consolidated Financial Statements

Most of the Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to us from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in order to discount lease payments to present value. The table below presents additional information related to the Company’s leases as of December 31, 2024:

Weighted Average Remaining Lease Term Operating leases (in years)	16

Weighted Average Discount Rate Operating leases	11%

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

(in thousands)	Level 3 Liabilities

Balance at December 31, 2023	$(1,450)

Payment of contingent consideration liabilities	250

Balance at December 31, 2024	$(1,200)

Cadiz Inc.
Notes To The Consolidated Financial Statements

	Investments at Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Liabilities

Contingent consideration liabilities	$-	$-	$1,200	$1,200

Total Liabilities	$-	$-	$1,200	$1,200

NOTE 14 – SUBSEQUENT EVENTS

On March 7, 2025, the Company completed the sale and issuance of 5,715,000 shares of its common stock to certain institutional investors in a registered direct offering ( March 2025 Direct Offering). The shares of common stock were sold at a purchase price of $3.50 per share, for aggregate gross proceeds of approximately $20.0 million and aggregate net proceeds of approximately $18.3 million.

The Company intends to use the proceeds from the March 2024 Direct Offering for capital and other expenses related to the development and construction of the Mojave Groundwater Bank, which may include acquisition of equipment and materials intended to be used in construction of facilities related to our northern and/or southern pipeline, which the Company expects to begin in 2025. Net proceeds from the offering may also be used for the equipment and materials related to wellfield infrastructure on land owned by the Company and its subsidiaries, business development activities, other capital expenditures, working capital, the expansion of the business and general corporate purposes.