Form 10-Q
period 2025-03-31
CADIZ INC
filed 2025-05-14
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

As of May 12, 2025, the Registrant had 81,876,376 shares of common stock, par value $0.01 per share, outstanding.

Fiscal First Quarter 2025 Quarterly Report on Form 10-Q	Page

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands, except per share data)	2025	2024

Total revenues	$2,954	$1,121

Costs and expenses:
Cost of sales	2,078	1,004
General and administrative	8,107	4,730
Depreciation	302	295

Total costs and expenses	10,487	6,029

Operating loss	(7,533)	(4,908)

Interest expense, net	(2,057)	(1,939)

Loss before income taxes	(9,590)	(6,847)
Income tax expense	(3)	(3)

Net loss and comprehensive loss	$(9,593)	$(6,850)

Less: Preferred stock dividend	(1,265)	(1,265)

Net loss and comprehensive loss applicable to common stock	$(10,858)	$(8,115)

Basic and diluted net loss per common share	$(0.14)	$(0.12)

Basic and diluted weighted average shares outstanding	77,208	66,997

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands, except per share data)	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$21,569	$17,292
Accounts receivable	4,968	4,586
Inventories	3,052	3,020
Prepaid expenses and other current assets	1,000	888
Total current assets	30,589	25,786

Property, plant, equipment and water programs, net	92,105	88,362
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	3,660	3,746
Long-term restricted cash	2,759	134
Other assets	10,329	10,332
Total assets	$145,576	$134,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,107	$2,261
Accrued liabilities	7,026	7,997
Current portion of long-term debt	101	120
Dividend payable	1,265	1,288
Contingent consideration liabilities	1,200	1,200
Deferred revenue	1,949	1,226
Operating lease liabilities	340	314
Total current liabilities	13,988	14,406

Long-term debt, net	57,713	56,708
Long-term lease obligations with related party, net	25,915	25,275
Long-term operating lease liabilities	3,253	3,473
Deferred revenue	625	625
Other long-term liabilities	47	46
Total liabilities	101,541	100,533

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at March 31, 2025 and December 31, 2024; shares issued and outstanding – 329 at March 31, 2025 and December 31, 2024	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at March 31, 2025 and December 31, 2024; shares issued and outstanding – 2,300 at March 31, 2025 and December 31, 2024	1	1
Common stock - $.01 par value; 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; shares issued and outstanding – 81,785,011 at March 31, 2025 and 75,353,889 at December 31, 2024	816	752
Additional paid-in capital	730,171	709,303
Accumulated deficit	(686,954)	(676,096)
Total stockholders’ equity	44,035	33,961
Total liabilities and stockholders’ deficit	$145,576	$134,494

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2025	2024

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:	$(9,593)	(6,850)
Depreciation	302	295
Amortization of debt discount and issuance costs	361	269
Amortization of right-of-use asset	86	33
Interest expense added to loan principal	671	380
Interest expense added to lease liability	634	569
Finance expense	-	307
Compensation charge for stock and share option awards	2,769	1,259
Changes in operating assets and liabilities:
Accounts receivable	(382)	(677)
Inventories	(32)	(650)
Prepaid expenses and other current assets	(112)	(485)
Other assets	3	40
Accounts payable	1,021	1,485
Lease liabilities	(194)	(170)
Deferred revenue	723	350
Other accrued liabilities	99	972

Net cash used in operating activities	(3,644)	(2,873)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(1,289)	(186)
Additions to deposits for asset purchase options	(5,000)	-

Net cash used in investing activities	(6,289)	(186)

Cash flows from financing activities:
Net proceeds from issuance of stock	18,335	-
Dividend payments	(1,288)	(1,288)
Proceeds from the issuance of long-term debt	-	20,000
Principal payments on long-term debt	(40)	(52)
Issuance costs long-term debt	-	(839)
Taxes paid related to net share settlement of equity awards	(172)	(52)

Net cash provided by financing activities	16,835	17,769

Net increase in cash, cash equivalents and restricted cash	6,902	14,710

Cash, cash equivalents and restricted cash, beginning of period	17,426	4,636

Cash, cash equivalents and restricted cash, end of period	$24,328	$19,346

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2025 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	75,353,889	$752	329	$1	2,300	$1	$709,303	$(676,096)	$33,961

Issuance of shares pursuant to direct offering	5,715,000	57	-	-	-	-	18,278	-	18,335
Stock-based compensation expense, net of taxes	716,122	7	-	-	-	-	2,590	-	2,597
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(9,593)	(9,593)

Balance as of March 31, 2025	81,785,011	$816	329	$1	2,300	$1	$730,171	$(686,954)	$44,035

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements and notes have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of results for the entire fiscal year ending December 31, 2025.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $9.6 million for the three months ended March 31, 2025, compared to $6.9 million for the three months ended March 31, 2024. The Company had working capital of $16.6 million at March 31, 2025 and used cash in its operations of $3.6 million for the three months ended March 31, 2025. The higher loss in 2025 was primarily due to increased professional fees incurred in advancing the development of our groundwater storage project (the “Mojave Groundwater Bank”) and higher compensation costs related to stock based non-cash bonus awards.

Cash requirements during the three months ended March 31, 2025 primarily reflect certain operating and administrative costs related to the Company’s land, water, infrastructure and technology assets for water solutions including the Mojave Groundwater Bank, agricultural operations and water filtration business. The Company’s present activities are focused on the development of its assets in ways that meet an urgent need for groundwater storage capacity in Southern California and growing demand for affordable, reliable, long-term water supplies that provide water security against inevitable drought periods in the Southwestern United States.

Cadiz Inc.

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

On November 5, 2024, the Company completed the sale and issuance of 7,000,000 shares of its common stock to certain institutional investors in a registered direct offering. The shares of common stock were sold at a purchase price of $3.34 per share, for aggregate gross proceeds of $23.4 million and aggregate net proceeds of approximately $22.1 million.

On March 7, 2025, the Company completed the sale and issuance of 5,715,000 shares of its common stock to certain institutional investors in a registered direct offering. The shares of common stock were sold at a purchase price of $3.50 per share, for aggregate gross proceeds of approximately $20.0 million and aggregate net proceeds of approximately $18.3 million.

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

Cadiz Inc.

Supplemental Cash Flow Information

During the three months ended March 31, 2025, approximately $371,000 in interest payments on the Company’s senior secured debt was paid in cash and approximately $671,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

At March 31, 2025, accruals for cash dividends payable on the Series A Preferred Stock was $1.27 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on April 15, 2025.

At March 31, 2025, accruals for purchases of property, plant and equipment and water programs received was approximately $4.3 million and are expected to be paid in the second fiscal quarter of 2025.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	March 31, 2025	December 31, 2024	March 31, 2024
(in thousands)

Cash and Cash Equivalents	$21,569	$17,292	$19,212
Restricted Cash	-	-	-
Long-Term Restricted Cash	2,759	134	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$24,328	$17,426	$19,346

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

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

Accounting Guidance Adopted

In November 2023, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. ASU 2023-07, Segment Reporting (Topic 280)(“ASU 2023-07”). ASU 2023-07 modifies the disclosure and presentation requirements of reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years beginning after December 15, 2024, with early adoption permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The adoption of this new standard as of December 31, 2024, had no material impact on the Company’s consolidated financial statements.

Cadiz Inc.

In December 2023, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740)(“ASU 2023-09”). ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash tax paid in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of this new standard as of January 1, 2025, had no material impact on the Company’s consolidated financial statements,

NOTE 2 – REPORTABLE SEGMENTS

The Company currently operates in two reportable segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including pre-revenue development of the Mojave Groundwater Bank (supply, storage and conveyance), and agricultural operations. The Company’s second operating segment is its Water Filtration Technology business, consisting of ATEC Water Systems LLC (“ATEC”), which provides innovative water filtration solutions for impaired or contaminated groundwater sources. The Chief Operating Decision-Maker for our Land and Water Resources segment is the Chief Executive Officer of Cadiz Inc. and for the Water Filtration Technology segment is the Chief Executive Officer of ATEC.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	565	2,389	2,954

Costs and expenses:
Cost of sales	499	1,579	2,078
General and administrative	7,397	710	8,107
Depreciation	295	7	302

Total costs and expenses	8,191	2,296	10,487

Operating (loss) income	$(7,626)	$93	$(7,533)

	Three Months Ended March 31, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	636	485	1,121

Costs and expenses:
Cost of sales	660	344	1,004
General and administrative	4,480	250	4,730
Depreciation	282	13	295

Total costs and expenses	5,422	607	6,029

Operating loss	$(4,786)	$(122)	$(4,908)

Cadiz Inc.

Assets by operating segment are as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Operating Segment:
Water and Land Resources	$134,635	$123,786
Water Filtration Technology	10,941	10,708
	$145,576	$134,494

Goodwill by operating segment is as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Filtration Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	March 31, 2025
	Water and Land Resources	Water Filtration Technology	Total

Land and land improvements	$33,069	$-	$33,069
Water programs	30,955	-	30,955
Pipeline	22,102	-	22,102
Buildings	1,805	-	1,805
Leasehold improvements, furniture and fixtures	1,605	8	1,613
Machinery and equipment	3,907	247	4,154
Construction in progress	9,277	6	9,283
	102,720	261	102,981
Less accumulated depreciation	(10,691)	(185)	(10,876)
	$92,029	$76	$92,105

	December 31, 2024
	Water and Land Resources	Water Filtration Technology	Total

Land and land improvements	$33,069	$-	$33,069
Water programs	29,383	-	29,383
Pipeline	22,100	-	22,100
Buildings	1,805	-	1,805
Leasehold improvements, furniture and fixtures	1,605	4	1,609
Machinery and equipment	3,870	247	4,117
Construction in progress	6,851	6	6,857
	98,683	257	98,940
Less accumulated depreciation	(10,397)	(181)	(10,578)
	$88,286	$76	$88,362

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company’s senior secured debt and the Company's convertible note instrument approximates fair value.

Cadiz Inc.

On July 2, 2021, the Company entered into a $50 million senior secured credit agreement (“Credit Agreement”). Interest is paid quarterly at a rate of seven percent per annum. The obligations under the Credit Agreement are secured by substantially all of the Company’s assets on a first-priority basis. At any time, the Company is permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid.

On February 2, 2023, the Company entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement”). In connection with the First Amended Credit Agreement, the Company repaid $15 million of the senior secured debt together with fees and interest required to be paid in connection with such repayment under the Credit Agreement. Under the First Amended Credit Agreement, the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”). Additionally, the maturity date of the Credit Agreement was extended from July 2, 2024 to June 30, 2026. The annual interest rate remains unchanged at 7.00%. Interest on $20 million of the principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by addition of such amount to the outstanding principal amount of the outstanding Convertible Loan. The amendment was recorded as a debt extinguishment.

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

The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027. The New Secured Convertible Debt will bear PIK interest at a rate of 7% per annum, payable quarterly in arrears. The initial conversion price of the New Secured Convertible Debt is $5.30 per share and will be subject to anti-dilution adjustments. As a result of a registered direct offering that was completed in March 2025, the conversion price of the New Secured Convertible Debt was reduced to $5.04 per share.

Cadiz Inc.

In connection with the debts issued to Heerema, the Company issued a warrant to purchase 1,000,000 shares of our common stock (the “Heerema Warrant”) to Heerema. The initial exercise price of the Heerema Warrant is $5.00 per share, which is subject to anti-dilution adjustments. As a result of a registered direct offering that was completed in March 2025, the exercise price of the Heerema Warrant was reduced to $4.75 per share.  The Heerema Warrant expires on June 30, 2027. The Company recorded the fair value of the Heerema Warrant on the issuance date in additional paid-in capital in the amount of $0.9 million. In addition, the fair value of the Heerema Warrant was recorded as debt discount and is being amortized over the term of the secured debt issued to Heerema.

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

The Credit Agreement includes customary affirmative and negative covenants, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the Credit Agreement includes customary events of default and remedies. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2025.

NOTE 4 – STOCK-BASED COMPENSATION PLANS

The Company has issued options and has granted stock awards pursuant to its 2019 Equity Incentive Plan, as described below.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (as amended, “2019 EIP”) was originally approved by stockholders at the July 10, 2019 Annual Meeting, with amendments to the plan approved by stockholders at the July 12, 2022 Annual Meeting and the June 11, 2024 Annual Meeting. The plan, as amended, provides for the grant and issuance of up to 5,200,000 shares and options to the Company’s employees, directors and consultants.

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

Of the total 5,200,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 5,082,938 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of March 31, 2025. Of the 5,082,938 shares and RSUs awarded, 61,305 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2024. These shares vested and were issued on January 31, 2025.

In January 2024, 60,000 RSUs were granted to employees which vested on January 2, 2025.

In April 2024, the Company granted 1.6 million RSUs and performance stock units (“PSUs”) in conjunction with entering into an amended and restated employment agreement with the Company’s Chief Executive Officer with (a) 700,000 RSUs that vest over a three-year period from 2024 to 2026; (b) 600,000 RSUs that will vest upon achievement of milestones related to completion of certain permits, entering into binding contract for water delivery or storage, and delivery of water, and (c) 300,000 PSUs that will vest upon a Price Hurdle of $15 per share for 20 consecutive days. In 2025, the Company’s Chief Executive Officer and the Company mutually agreed to cancel 300,000 PSUs and 10,000 RSUs so that the underlying shares can be utilized for grants to other key employees and consultants. In September 2024, the Company granted 275,000 RSUs in conjunction with entering into an employment agreement with the Company’s Chief Operating Officer. 137,500 of these RSUs vest over a three-year period from September 2024 to September 2027 and the remaining 137,500 RSUs will vest upon achievement of milestones related to completion of certain permits, entering into binding contracts for water delivery or storage, and delivery of water.

150,000 RSUs were granted to consultants in January 2025 ( “January 2025 RSU Grant”). Of the 150,000 RSUs granted under the January 2025 RSU Grant, 16,250 RSUs vested and were issued immediately and, 50,000 RSUs vested and were issued in February 2025 upon achievement of certain milestones. Of the remaining 83,750 RSUs granted under the January 2025 RSU grant, 33,750 RSUs vest in equal quarterly installments through December 2025 and 50,000 shares vest upon achievement of certain milestones.

In February 2025, 420,000 RSUs for bonus awards were granted to employees which vested and became issuable immediately.

Additionally, in March 2025, 145,000 RSUs were granted to consultants ( “March 2025 RSU Grant”). Of the 145,000 RSUs granted under the March 2025 RSU Grant, 85,000 shares vest upon achievement of certain milestones and 60,000 shares vest over a period of one year.

Cadiz Inc.

The accompanying consolidated statements of operations and comprehensive loss include approximately $2,769,000 and $1,259,000 of stock-based compensation expense related to stock awards in the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 – INCOME TAXES

As of March 31, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $363 million for federal income tax purposes and $341 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2044 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and a tax ownership change that occurred in June 2021.

The Company's tax years 2021 through 2024 remain subject to examination by the Internal Revenue Service, and tax years 2020 through 2024 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 10,397,000 and 9,456,000 for the three months ended March 31, 2025 and 2024, respectively. Shares related to the Convertible Loan have been excluded until stockholder approval is obtained.

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

Cadiz Inc.

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 19 months to 25 years as of March 31, 2025, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2049. The Company does not have any finance leases.

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

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $302,000 and $295,000 for the three months ended March 31, 2025 and 2024, respectively.

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

	Investments at Fair Value as of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Liabilities

Contingent consideration liabilities	$-	$-	$1,200	$1,200

Total Liabilities	$-	$-	$1,200	$1,200

Cadiz Inc.

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 100 million shares of Common Stock at a $0.01 par value. As of March 31, 2025, the Company had 81,785,011 shares issued and outstanding.

On November 5, 2024, the Company completed the sale and issuance of 7,000,000 shares of its common stock to certain institutional investors in a registered direct offering. The shares of common stock were sold at a purchase price of $3.34 per share, for aggregate gross proceeds of $23.4 million and aggregate net proceeds of approximately $22.1 million.

On March 7, 2025, the Company completed the sale and issuance of 5,715,000 shares of its common stock to certain institutional investors in a registered direct offering. The shares of common stock were sold at a purchase price of $3.50 per share, for aggregate gross proceeds of approximately $20.0 million and aggregate net proceeds of approximately $18.3 million.

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of March 31, 2023, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of March 31, 2025.

Series A Preferred Stock

On June 29, 2021, the Company entered into an Underwriting Agreement with B. Riley Securities, Inc., as representative of the several underwriters named there, to issue and sell an aggregate of 2,000,000 depositary shares (the “Depositary Shares”), as well as up to 300,000 Depositary Shares sold pursuant to the exercise of an option to purchase additional Depositary Shares (“Depositary Share Offering”), each representing 1/1000th of a share of the 8.875% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The Depositary Share Offering was completed on July 2, 2021 for net proceeds of approximately $54 million.

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

Cadiz Inc.

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of March 31, 2025, the Company has paid aggregate cash dividends of $18,055,000. On March 20, 2025, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $550.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.55 per Depositary Share. The dividend was paid on April 15, 2025 to respective holders of record as of the close of business on April 4, 2025.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of March 31, 2025.

Cadiz Inc.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Mojave Groundwater Bank, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Mojave Groundwater Bank. These funds may either be reimbursed or credited to participants’ participation in the Mojave Groundwater Bank and, accordingly, are fully reflected as deferred revenue as of March 31, 2025 and March 31, 2024.

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

Cadiz Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

We are a water solutions provider with a unique combination of land, water, pipeline and water filtration assets located in Southern California between major water systems serving population centers in the Southwestern United States. Our portfolio of assets includes 2.5 million acre-feet of water supply, 1 million acre-feet of groundwater storage capacity, 220 miles of existing, underground pipeline, 43 miles of right-of-way entitlements for pipeline construction, and versatile, scalable and cost-effective water filtration technology that removes contaminants and constituents of concern from groundwater. Our customers are public and private water systems, government agencies and commercial businesses.

We manage our landholdings, pipeline and water filtration technology assets to offer a suite of integrated products and services to public water systems, government agencies and commercial customers that include reliable water supply, groundwater storage, water conveyance and custom-designed water filtration technology systems.

Water Supply – We own vested water rights to withdraw 2.5 million acre-feet of groundwater for beneficial uses, including agricultural development on our property and export to serve communities across Southern California. Because water in the aquifer system will eventually be lost to evaporation, surplus water that is captured and withdrawn before it evaporates is a new water supply (i.e. “conserved” water). We have completed environmental review in accordance with local, state and federal laws authorizing the management of the groundwater aquifer underlying our property in the Cadiz Valley (“Cadiz Ranch”) which is expected to produce an average of 50,000 acre-feet of water per year (“AFY”) for 50 years for beneficial use in Southern California communities.

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

Water Filtration Technology – In 2022, we completed the acquisition of the assets of ATEC Water Systems, Inc. into ATEC Water Systems, LLC (“ATEC”), which provides innovative water filtration solutions for impaired or contaminated groundwater sources. ATEC’s specialized filtration media provide cost-effective, high-rate of removal for common groundwater impairments and contaminants that pose health risks in drinking water including iron, manganese, arsenic, Chromium-6, nitrates, per-and-polyfluoroalkyl substances (PFAS) and other constituents of concern.

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

Through membership in Fenner Gap Mutual Water Company, a mutual water company to be owned by the participating water agencies, these agreements provide for delivery of purchased annual water supply over a 40-year term (take or pay), at an agreed upon market price estimated to start at approximately $850/AFY and subject to annual adjustment. Participating public agencies are also expected to pay a portion of operating costs and the capital costs for conversion of facilities.

We estimate that it will cost approximately $800 million to construct all required facilities to complete the Mojave Groundwater Bank, including conversion of the Northern Pipeline to water conveyance and construction of the Southern Pipeline, the wellfield and power facilities. In December 2024, we established a new business entity, Mojave Groundwater Storage Company LLC to fund these capital costs in partnership with public sector, tribal and other investors that we expect will contribute up to $401 million equity capital in exchange for ownership of the pipeline facilities and a 51% share of the long-term cash flows from the groundwater banking and storage operations. In May 2025, the name of the business entity was changed to Mojave Water Infrastructure Company, LLC (“MWI”).  As of May 2025, we have entered into letters of intent and a letter of agreement with potential MWI investors for up to $425 million. The letters of intent and letter of agreement are non-binding and subject to on-going due diligence. The parties will also coordinate with us to seek available infrastructure grants and/or other financing alternatives including potential bond issuances through a to-be-formed financing Joint Powers Authority to fund the remaining construction costs.

Cadiz Inc.

Upon closing of definitive agreements, we would contribute our pipeline infrastructure assets, including the Northern Pipeline and the Southern Pipeline right-of-way, and an expected 51% share of the long-term cash flows from the groundwater banking and storage operations, to MWI in exchange for the equity capital funding. In consideration of our transfer of assets, MWI is expected to pay us approximately $76 million among other considerations and we would retain 49% of the water storage rights.

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

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

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

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the three months ended March 31, 2025 and 2024:

Cadiz Inc.

	Three Months Ended March 31, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$565	$2,389	$2,954

Costs and expenses:
Cost of sales	499	1,579	2,078
General and administrative	7,397	710	8,107
Depreciation	295	7	302

Total costs and expenses	8,191	2,296	10,487

Operating (loss) income	$(7,626)	$93	$(7,533)

	Three Months Ended March 31, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Total revenues	$636	$485	$1,121

Costs and expenses:
Cost of sales	660	344	1,004
General and administrative	4,480	250	4,730
Depreciation	282	13	295

Total costs and expenses	5,422	607	6,029

Operating loss	$(4,786)	$(122)	$(4,908)

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited primarily to ATEC sales and sales from our alfalfa plantings and rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $9.6 million in the three months ended March 31, 2025, compared to a $6.9 million net loss during the three months ended March 31, 2024. The higher loss in 2025 was primarily due to increased professional fees incurred in advancing the development of the Mojave Groundwater Bank and higher compensation costs related to stock based non-cash bonus awards.

Our primary expenses are our ongoing overhead costs associated with the development of our water supply, storage, and conveyance assets (i.e., general and administrative expense), farming expenses at the Cadiz Ranch, manufacturing operations of ATEC and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plan.

Cadiz Inc.

Revenues Revenue totaled $3.0 million during the three months ended March 31, 2025, primarily related to ATEC sales totaling $2.4 million, sales from the harvest from our 890 acres of commercial alfalfa crop totaling $0.5 million and rental income from agricultural leases totaling $0.1 million. Revenue totaled $1.1 million during the three months ended March 31, 2024, primarily related to ATEC sales totaling $0.5 million, sales from the harvest from our commercial alfalfa crop totaling $0.5 million and rental income from our agricultural leases totaling $0.1 million. The increase in ATEC sales primarily relates to revenues under a contract to deliver 320 filters for the Central Utah Water Conservancy District’s Vineyard Wellfield Groundwater Polishing Project announced in 2023.

Cost of Sales Cost of sales totaled $2.1 million during the three months ended March 31, 2025, comprised of $1.6 million related to ATEC (35.2% gross margin) and $0.5 million related to our alfalfa crop harvest. Cost of sales totaled $1.0 million during the three months ended March 31, 2024, comprised of $0.7 million related to our alfalfa crop harvest and $0.3 million related to ATEC.

General and Administrative Expenses General and administrative expenses during the three months ended March 31, 2025, exclusive of stock-based compensation costs, totaled $5.3 million compared to $3.5 million for the three months ended March 31, 2024. The increase in 2025 was primarily a result of increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank.

Compensation costs for stock and option awards for the three months ended March 31, 2025, were $2.8 million, compared to $1.3 million for the three months ended March 31, 2024. The higher 2025 expense was primarily due to an increase in stock-based non-cash awards to employees and consultants in 2025 compared to 2024 (see Note 4 to the Condensed Consolidated Financial Statements – “Stock-Based Compensation Plans”).

Depreciation Depreciation expense totaled $0.3 million during each of the three months ended March 31, 2025 and 2024.

Interest Expense, net Net interest expense totaled $2.1 million during the three months ended March 31, 2025 compared to $1.9 million during the same period in 2024. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Interest on outstanding debt	$1,787	$1,428
Amortization of debt discount	361	269
Finance expenses	-	307
Interest income	(91)	(52)
Other income	-	(13)

	$2,057	$1,939

Interest income primarily relates to interest on investments in short-term deposits.

Liquidity and Capital Resources

Current Financing Arrangements

As we have not received sufficient revenues or gross profits from our water, agriculture or water filtration technology activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements and private equity placements.

Cadiz Inc.

Equity Offerings

In November 2024, we completed the sale and issuance of 7,000,000 shares of our common stock to certain institutional investors in a registered direct offering (“November 2024 Direct Offering”). The shares of common stock were sold at a purchase price of $3.34 per share, for aggregate gross proceeds of $23.4 million and aggregate net proceeds of approximately $22.1 million.

On March 7, 2025, we completed the sale and issuance of 5,715,000 shares of our common stock to certain institutional investors in a registered direct offering (“March 2025 Direct Offering”). The shares of common stock were sold at a purchase price of $3.50 per share, for aggregate gross proceeds of approximately $20.0 million and aggregate net proceeds of approximately $18.3 million.

$5.0 million of the net proceeds from the November 2024 Direct Offering were paid in January 2025 to secure an exclusive option finalized in December 2024 to purchase up to 180 miles of steel pipe intended to be used for the development of the Mojave Groundwater Bank. The remaining proceeds from the November 2024 Direct Offering and the proceeds from the March 2025 Direct Offering are intended to be used for capital and other expenses related to the development and construction of the Mojave Groundwater Bank, which may include acquisition of equipment and materials intended to be used in construction of facilities related to our Northern and/or Southern Pipelines, which we expect to begin in 2025. Net proceeds from the offerings may also be used for the equipment and materials related to wellfield infrastructure on land owned by us and our subsidiaries, business development activities, other capital expenditures, working capital, the expansion of our business and general corporate purposes.

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

Cadiz Inc.

Cash Used in Operating Activities. Cash used in operating activities totaled $3.6 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business including increased working capital needs related to accounts receivable offset by increased accounts payable.

Cash Used in Investing Activities. Cash used in investing activities totaled $6.3 million for the three months ended March 31, 2025, and $0.2 million for the three months ended March 31, 2024. The cash used in 2025 was primarily related to securing an exclusive option to purchase up to 180 miles of steel pipeline intended to be used for the development of the Mojave Groundwater Bank for $5.0 million. The cash used in the 2024 period primarily related to the development cost for the planting of 125 additional acres of alfalfa.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $16.8 million for the three months ended March 31, 2025, compared with cash provided of $17.8 million for the three months ended March 31, 2024. Proceeds from the financing activities in the 2025 period primarily related to the issuance of shares under a direct offering. Proceeds from financing activities for the 2024 period related to the issuance of long-term debt under the Third Amended Credit Agreement.

Outlook

Short-Term Outlook. The net proceeds of approximately $18.3 million from the completion of the March 2025 Direct Offering, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our ATEC operations are expected to be funded using existing capital and cash profits generated from operations during 2025.

Long-Term Outlook. In the longer term, we may need to raise additional capital to finance working capital needs and capital expenditures (see “Current Financing Arrangements”, above). Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water supply, storage, conveyance resources and other developments. Future capital expenditures will depend on the progress of the Mojave Groundwater Bank, including the funding of MWI, ATEC operational needs and any further expansion of our agricultural assets. Additionally, timing of reimbursement of development costs advanced related to the Mojave Groundwater Bank and the expected receipt of approximately $76 million for the anticipated transfer of assets into MWI will impact the need to raise additional capital.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of March 31, 2025, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

There have been no material changes to legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.         Other Information

a.	Information required under Form 8K.

None.

b.	Modifications to nomination process.

None.

c.	Insider trading arrangements.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Cadiz Inc.

ITEM 6.          Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

**10.1	Placement Agent Agreement, dated as of March 7, 2025, by and between the Company and Roth Capital Partners, LLC

* 31.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
**	Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Susan Kennedy	May 14, 2025
	Susan Kennedy	Date
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	May 14, 2025
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)