Form 10-Q
period 2025-06-30
CADIZ INC
filed 2025-08-13
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2025

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

As of August 12, 2025, the Registrant had 82,019,024 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands, except per share data)	2025	2024

Total revenues	$4,126	$513

Costs and expenses:
Cost of sales	2,665	852
General and administrative	6,935	6,305
Depreciation	303	305

Total costs and expenses	9,903	7,462

Operating loss	(5,777)	(6,949)

Interest expense, net	(1,951)	(1,921)

Loss before income taxes	(7,728)	(8,870)
Income tax expense	(2)	(2)

Net loss and comprehensive loss	$(7,730)	$(8,872)

Less: Preferred stock dividend	(1,288)	(1,288)

Net loss and comprehensive loss applicable to common stock	$(9,018)	$(10,160)

Basic and diluted net loss per common share	$(0.11)	$(0.15)

Basic and diluted weighted average shares outstanding	81,939	67,771

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands, except per share data)	2025	2024

Total revenues	$7,080	$1,634

Costs and expenses:
Cost of sales	4,743	1,856
General and administrative	15,042	11,035
Depreciation	605	600

Total costs and expenses	20,390	13,491

Operating loss	(13,310)	(11,857)

Interest expense, net	(4,008)	(3,860)

Loss before income taxes	(17,318)	(15,717)
Income tax expense	(5)	(5)

Net loss and comprehensive loss	$(17,323)	$(15,722)

Less: Preferred stock dividend	(2,553)	(2,553)

Net loss and comprehensive loss applicable to common stock	$(19,876)	$(18,275)

Basic and diluted net loss per common share	$(0.25)	$(0.27)

Basic and diluted weighted average shares outstanding	79,588	67,384

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except per share data)	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$13,205	$17,292
Accounts receivable	4,090	4,586
Inventories	3,011	3,020
Prepaid expenses and other current assets	733	888
Total current assets	21,039	25,786

Property, plant, equipment and water programs, net	92,605	88,362
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	3,575	3,746
Long-term restricted cash	2,759	134
Other assets	10,267	10,332
Total assets	$136,379	$134,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,319	$2,261
Accrued liabilities	4,521	7,997
Current portion of long-term debt	92	120
Dividend payable	1,288	1,288
Contingent consideration liabilities	-	1,200
Deferred revenue	3,002	1,226
Operating lease liabilities	372	314
Total current liabilities	11,594	14,406

Long-term debt, net	58,751	56,708
Long-term lease obligations with related party, net	26,594	25,275
Long-term operating lease liabilities	3,201	3,473
Deferred revenue	625	625
Other long-term liabilities	48	46
Total liabilities	100,813	100,533

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at June 30, 2025 and December 31, 2024; shares issued and outstanding – 329 at June 30, 2025 and December 31, 2024	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at June 30, 2025 and December 31, 2024; shares issued and outstanding – 2,300 at June 30, 2025 and December 31, 2024	1	1
Common stock - $.01 par value; 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; shares issued and outstanding – 81,896,376 at June 30, 2025 and 75,353,889 at December 31, 2024	817	752
Additional paid-in capital	710,111	709,303
Accumulated deficit	(675,364)	(676,096)
Total stockholders’ equity	35,566	33,961
Total liabilities and stockholders’ deficit	$136,379	$134,494

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2025	2024

Cash flows from operating activities:
Net loss	$(17,323)	(15,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	605	600
Amortization of debt discount and issuance costs	737	611
Amortization of right-of-use asset	171	66
Interest expense added to loan principal	1,362	1,024
Interest expense added to lease liability	1,307	1,166
Finance expense	-	307
Compensation charge for stock and share option awards	3,319	2,380
Changes in operating assets and liabilities:
Accounts receivable	496	(715)
Inventories	9	(2,391)
Prepaid expenses and other current assets	155	(498)
Other assets	65	73
Accounts payable	1,137	670
Lease liabilities	(214)	(154)
Deferred revenue	1,776	1,470
Other accrued liabilities	1,398	1,177

Net cash used in operating activities	(5,000)	(9,936)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(5,800)	(467)
Additions to deposits for asset purchase options	(5,000)	-

Net cash used in investing activities	(10,800)	(467)

Cash flows from financing activities:
Net proceeds from issuance of stock	18,335	-
Dividend payments	(2,553)	(2,553)
Proceeds from the issuance of long-term debt	-	20,000
Principal payments on long-term debt	(72)	(98)
Issuance costs long-term debt	-	(1,294)
Payment for contingent consideration liabilities	(1,200)	-
Taxes paid related to net share settlement of equity awards	(172)	(52)

Net cash provided by financing activities	14,338	16,003

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,462)	5,600

Cash, cash equivalents and restricted cash, beginning of period	17,426	4,636

Cash, cash equivalents and restricted cash, end of period	$15,964	$10,236

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity  (Unaudited)

For the three and six months ended June 30, 2025 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	75,353,889	$752	329	$1	2,300	$1	$709,303	$(676,096)	$33,961

Issuance of shares pursuant to direct offering	5,715,000	57	-	-	-	-	18,278	-	18,335
Stock-based compensation expense, net of taxes	716,122	7	-	-	-	-	2,590	-	2,597
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(9,593)	(9,593)

Balance as of March 31, 2025	81,785,011	816	329	1	2,300	1	730,171	(686,954)	44,035

Stock-based compensation expense, net of taxes	111,365	1	-	-	-	-	548	-	549
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	(1,288)	-	(1,288)
Reclassification of dividends paid on 8.875% series A cumulative perpetual preferred shares	-	-	-	-	-	-	(19,320)	19,320	-
Net loss and comprehensive loss	-	-	-	-	-	-	-	(7,730)	(7,730)

Balance as of June 30, 2025	81,896,376	$817	329	$1	2,300	$1	$710,111	$(675,364)	$35,566

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of results for the entire fiscal year ending December 31, 2025.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $17.3 million for the six months ended June 30, 2025, compared to $15.7 million for the six months ended June 30, 2024. The Company had working capital of $9.4 million at June 30, 2025 and used cash in its operations of $5.0 million for the six months ended June 30, 2025. The higher loss in 2025 was primarily due to increased professional fees incurred in advancing the development of our groundwater storage project (the “Mojave Groundwater Bank”) and higher compensation costs related to stock based non-cash bonus awards offset by improved profitability from ATEC driven by increased filter sales.

Cash requirements during the six months ended June 30, 2025 primarily reflect certain operating and administrative costs related to the Company’s land, water, infrastructure and technology assets for water solutions including the Mojave Groundwater Bank, agricultural operations and water filtration business. The Company’s present activities are focused on the development of its assets in ways that meet an urgent need for groundwater storage capacity in Southern California and growing demand for affordable, reliable, long-term water supplies that provide water security against inevitable drought periods in the Southwestern United States.

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

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs. The covenants in the senior secured debt do not prohibit the Company’s use of additional equity financing and allow the Company to retain 100% of the proceeds of any common equity financing. The Company does not expect the loan covenants to materially limit its ability to finance its Mojave Groundwater Bank, agricultural operations and water filtration business activities.

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

Cadiz Inc.

Supplemental Cash Flow Information

During the six months ended June 30, 2025, approximately $746,000 in interest payments on the Company’s senior secured debt was paid in cash and approximately $1,362,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

At June 30, 2025, accruals for cash dividends payable on the Series A Preferred Stock was $1.29 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on July 15, 2025.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	June 30, 2025	December 31, 2024	June 30, 2024
(in thousands)

Cash and Cash Equivalents	$13,205	$17,292	$10,102
Restricted Cash	-	-	-
Long-Term Restricted Cash	2,759	134	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$15,964	$17,426	$10,236

The restricted cash amounts primarily represented funds deposited into a segregated account as cash collateral supporting a letter of credit issued by the Company related to a performance and reclamation bond for the Northern Pipeline.

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

Cadiz Inc.

In December 2023, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740)(“ASU 2023-09”). ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash tax paid in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of this new standard as of January 1, 2025, had no material impact on the Company’s consolidated financial statements.

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

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	431	3,695	4,126

Costs and expenses:
Cost of sales	614	2,051	2,665
General and administrative	5,750	1,185	6,935
Depreciation	294	9	303

Total costs and expenses	6,658	3,245	9,903

Operating (loss) income	$(6,227)	$450	$(5,777)

Cadiz Inc.

	Three Months Ended June 30, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	350	163	513

Costs and expenses:
Cost of sales	679	173	852
General and administrative	5,917	388	6,305
Depreciation	292	13	305

Total costs and expenses	6,888	574	7,462

Operating loss	$(6,538)	$(411)	$(6,949)

	Six Months Ended June 30, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	996	6,084	7,080

Costs and expenses:
Cost of sales	1,113	3,630	4,743
General and administrative	13,147	1,895	15,042
Depreciation	589	16	605

Total costs and expenses	14,849	5,541	20,390

Operating (loss) income	$(13,853)	$543	$(13,310)

	Six Months Ended June 30, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$986	$648	$1,634

Costs and expenses:
Cost of sales	1,339	517	1,856
General and administrative	10,397	638	11,035
Depreciation	574	26	600

Total costs and expenses	12,310	1,181	13,491

Operating loss	$(11,324)	$(533)	$(11,857)

Assets by operating segment are as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Operating Segment:
Water and Land Resources	$124,954	$123,786
Water Filtration Technology	11,425	10,708
	$136,379	$134,494

Cadiz Inc.

Goodwill by operating segment is as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Filtration Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	June 30, 2025
	Water and Land Resources	Water Filtration Technology	Total

Land and land improvements	$33,089	$-	$33,089
Water programs	30,991	-	30,991
Pipeline	22,103	-	22,103
Buildings	1,805	-	1,805
Leasehold improvements, furniture and fixtures	1,616	8	1,624
Machinery and equipment	3,907	378	4,285
Construction in progress	9,871	12	9,883
	103,382	398	103,780
Less accumulated depreciation	(10,985)	(190)	(11,175)
	$92,397	$208	$92,605

	December 31, 2024
	Water and Land Resources	Water Filtration Technology	Total

Land and land improvements	$33,069	$-	$33,069
Water programs	29,383	-	29,383
Pipeline	22,100	-	22,100
Buildings	1,805	-	1,805
Leasehold improvements, furniture and fixtures	1,605	4	1,609
Machinery and equipment	3,870	247	4,117
Construction in progress	6,851	6	6,857
	98,683	257	98,940
Less accumulated depreciation	(10,397)	(181)	(10,578)
	$88,286	$76	$88,362

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

Cadiz Inc.

Heerema, who holds the New Secured Convertible Debt, non-convertible term loans and Heerema Warrant, is also a significant shareholder as the holder of 25,695,300 shares of the Company’s common stock or 31.4% of the issued and outstanding shares as of June 30, 2025.

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

The Credit Agreement includes customary affirmative and negative covenants, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the Credit Agreement includes customary events of default and remedies. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2025.

NOTE 4 – STOCK-BASED COMPENSATION PLANS

The Company has issued options and has granted stock awards pursuant to its 2019 Equity Incentive Plan, as described below.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (as amended, “2019 EIP”) was originally approved by stockholders at the July 10, 2019 Annual Meeting, with amendments to the plan approved by stockholders at the July 12, 2022 Annual Meeting, the June 11, 2024 Annual Meeting and the June 12, 2025 Annual Meeting. The plan, as amended, provides for the grant and issuance of up to 7,200,000 shares and options to the Company’s employees, directors and consultants.

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

Of the total 7,200,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 5,164,886 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of June 30, 2025. Of the 5,164,886 shares and RSUs awarded, 73,908 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2025. These shares will vest and be issued on January 31, 2026.

Cadiz Inc.

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

150,000 RSUs were granted to consultants in January 2025 ( “January 2025 RSU Grant”). Of the 150,000 RSUs granted under the January 2025 RSU Grant, 16,250 RSUs vested and were issued immediately and 50,000 RSUs vested and were issued in February 2025 upon achievement of certain milestones. Of the remaining 83,750 RSUs granted under the January 2025 RSU grant, 33,750 RSUs vest in equal quarterly installments through December 2025 and 50,000 shares vest upon achievement of certain milestones.

In February 2025, 420,000 RSUs for bonus awards were granted to employees which vested and became issuable immediately. Of these 420,000 RSUs, the Company issued 382,477 shares net of taxes withheld and paid in cash by the Company.

Additionally, in March 2025, 145,000 RSUs were granted to consultants ( “March 2025 RSU Grant”). Of the 145,000 RSUs granted under the March 2025 RSU Grant, 85,000 shares were subject to vesting upon achievement of certain milestones and 60,000 shares vest over a period of one year.  In June 2025, 55,000 of the shares underlying these RSUs were issued upon achievement of certain milestones.

The accompanying consolidated statements of operations and comprehensive loss include approximately $3,319,000 and $2,380,000 of stock-based compensation expense related to stock awards in the six months ended June 30, 2025 and 2024, respectively.

Cadiz Inc.

NOTE 5 – INCOME TAXES

As of June 30, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $368 million for federal income tax purposes and $346 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2044 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and a tax ownership change that occurred in June 2021.

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

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 10,507,000 and 11,071,000 for the three months ended June 30, 2025 and 2024, respectively; and 10,476,000 and 10,075,000 for the six months ended June 30, 2025 and 2024, respectively.

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

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 16 months to 25 years as of June 30, 2025, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2049. The Company does not have any finance leases.

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

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $605,000 and $600,000 for the six months ended June 30, 2025 and 2024, respectively.

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

In 2022, the Company recorded a contingent consideration liability in the amount of $1.45 million related to the purchase price of the ATEC acquisition for amounts payable upon the sale of a requisite number of water filtration units under an asset purchase agreement. $250 thousand of this liability was paid during 2024 and $1.2 million of this liability was paid during the second quarter of 2025 constituting payment in full of the remaining balance of this contingent consideration liability.

(in thousands)	Level 3 Liabilities

Balance at December 31, 2024	$(1,200)

Payment of contingent consideration liabilities	1,200

Balance at June 30, 2025	$-

Cadiz Inc.

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 100 million shares of Common Stock at a $0.01 par value. As of June 30, 2025, the Company had 81,896,376 shares issued and outstanding.

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

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of March 31, 2023, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of June 30, 2025.

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

Cadiz Inc.

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends are payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of June 30, 2025, the Company has paid aggregate cash dividends of $19,320,000. As of June 30, 2025, the Company has reclassified the $19,320,000 in aggregate cash dividends paid from the accumulated deficit balance to additional paid in capital. The Company has assessed this misclassification, individually and in the aggregate, and concluded that this correction was not material to the current period or any prior period interim or annual financial statements. On June 19, 2025, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $560.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.56 per Depositary Share. The dividend totaling $1,288,000 was paid on July 15, 2025 to respective holders of record as of the close of business on July 3, 2025.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of June 30, 2025.

Cadiz Inc.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Mojave Groundwater Bank, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Mojave Groundwater Bank. These funds may either be reimbursed or credited to participants’ participation in the Mojave Groundwater Bank and, accordingly, are fully reflected as deferred revenue as of June 30, 2025 and June 30, 2024.

In conjunction with the 26-year right-of-way agreement with BLM with respect to the Company’s Northern Pipeline asset, the Company deposited approximately $420,000 towards a Performance and Reclamation Bond with the BLM which has been recorded in Other Assets.

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

In 2024, we entered into agreements with public water systems, private utility and other private water providers for their purchase of 21,275 AFY of annual water supply from us to be delivered via the Northern Pipeline. These agreements cumulatively represent 85% of the full capacity (25,000 AFY) of the Northern Pipeline.

Through membership in Fenner Gap Mutual Water Company, a mutual water company to be owned by the participating water agencies, these agreements provide for delivery of purchased annual water supply over a 40-year term (take or pay), at an agreed upon market price estimated to start at approximately $850/AFY and subject to annual adjustment. Participating water providers are also expected to pay a portion of operating costs and the capital costs for conversion of facilities.

In August 2025, we entered into a non-binding Memorandum of Understanding (“MOU”) with EPCOR NR Holdings Inc. (“EPCOR”) to pursue development of the Mojave Groundwater Bank to provide long-term water supply for the benefit of EPCOR customers in Arizona (“Arizona off-takers”). The MOU contemplates entering into an exclusive marketing agreement wherein Cadiz will grant EPCOR exclusive rights to market 25,000 acre-feet per year (AFY) of conserved water from the Mojave Groundwater Bank project to Arizona off-takers, and EPCOR will design, build and finance a portion of the Southern Pipeline system that will be substantially devoted to the conveyance of water to the Colorado River Aqueduct for the benefit of Arizona off-takers.

Cadiz Inc.

We estimate that it will cost approximately $800 million to construct all required facilities to complete the Mojave Groundwater Bank, including conversion of the Northern Pipeline to water conveyance and construction of the Southern Pipeline, the wellfield and power facilities. We have established a new business entity, Mojave Water Infrastructure Company, LLC (“MWI”), to fund these capital costs in partnership with public sector, tribal and other investors that we expect will contribute up to $401 million equity capital into MWI. In the fourth quarter of 2024 and 1st quarter of 2025, we have entered into non-binding letters of intent and a letter of agreement with potential MWI investors for up to $425 million.  Due diligence is ongoing with these and other potential MWI investors. The parties will also coordinate with us to seek available infrastructure grants and/or other financing alternatives including potential revenue bond issuances through a to-be-formed financing Joint Powers Authority to fund the remaining construction costs.

Upon closing of definitive agreements, we would expect to contribute our pipeline infrastructure assets, including the Northern Pipeline and the Southern Pipeline right-of-way, and an expected 51% share of the long-term cash flows from the groundwater banking and storage operations, to MWI in exchange for the equity capital funding. Under this potential structure, in consideration of our transfer of assets, MWI would be expected to pay us up to approximately $76 million among other considerations and we would expect to retain 49% of the water storage rights.

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

Results of Operations

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

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

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the three months ended June 30, 2025 and 2024:

Cadiz Inc.

	Three Months Ended June 30, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	431	3,695	4,126

Costs and expenses:
Cost of sales	614	2,051	2,665
General and administrative	5,750	1,185	6,935
Depreciation	294	9	303

Total costs and expenses	6,658	3,245	9,903

Operating (loss) income	$(6,227)	$450	$(5,777)

	Three Months Ended June 30, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	350	163	513

Costs and expenses:
Cost of sales	679	173	852
General and administrative	5,917	388	6,305
Depreciation	292	13	305

Total costs and expenses	6,888	574	7,462

Operating loss	$(6,538)	$(411)	$(6,949)

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited primarily to ATEC sales and sales from our alfalfa plantings and rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred an operating loss of $5.8 million in the three months ended June 30, 2025, compared to a $6.9 million operating loss during the three months ended June 30, 2024. The higher loss in 2025 was primarily due to increased professional fees incurred in advancing the development of the Mojave Groundwater Bank and higher compensation costs related to stock based non-cash bonus awards offset by improved profitability from ATEC driven by increased filter sales. Net loss for the three months ended June 30, 2025 was $7.7 million compared to a $8.9 million net loss during the three months ended June 30, 2024.

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

Cadiz Inc.

Revenues Revenue totaled $4.1 million during the three months ended June 30, 2025, primarily related to ATEC sales totaling $3.7 million, sales from the harvest from our 890 acres of commercial alfalfa crop totaling $0.3 million and rental income from agricultural leases totaling $0.1 million. Revenue totaled $0.5 million during the three months ended June 30, 2024, primarily related to ATEC sales totaling $0.2 million, sales from the harvest from our then 760 acres of commercial alfalfa crop totaling $0.2 million and rental income from our agricultural leases totaling $0.1 million. The increase in ATEC sales primarily relates to revenues from shipment of 115 filters in 2025 compared to shipment of 4 filters in 2024.

Cost of Sales Cost of sales totaled $2.7 million during the three months ended June 30, 2025, comprised of $2.1 million related to ATEC (44.5% gross margin) and $0.6 million related to our alfalfa crop harvest. Cost of sales totaled $0.9 million during the three months ended June 30, 2024, comprised of $0.7 million related to our alfalfa crop harvest and $0.2 million related to ATEC (6% negative gross margin). The improved ATEC gross margin is driven by the increase in filter sales over which the fixed costs included in cost of sales can be spread.

General and Administrative Expenses General and administrative expenses during the three months ended June 30, 2025, exclusive of stock-based compensation costs, totaled $6.4 million compared to $5.2 million for the three months ended June 30, 2024. The increase in 2025 was primarily a result of increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank and increased marketing commissions and sales expenses related to ATEC growth.

Compensation costs for stock and option awards for the three months ended June 30, 2025, were $0.5 million, compared to $1.1 million for the three months ended June 30, 2024. The higher 2024 expense was primarily due to higher stock-based non-cash awards to employees and consultants in 2024 compared to 2025 (see Note 4 to the Condensed Consolidated Financial Statements – “Stock-Based Compensation Plans”).

Depreciation Depreciation expense totaled $0.3 million during each of the three months ended June 30, 2025 and 2024.

Interest Expense, net Net interest expense totaled $2.0 million during the three months ended June 30, 2025 compared to $1.9 million during the same period in 2024. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2025	2024

Interest on outstanding debt	$1,849	$1,731
Amortization of debt discount	376	342
Interest income	(136)	(132)
Other income	(138)	(20)

	$1,951	$1,921

Interest income primarily relates to interest on investments in short-term deposits.

Cadiz Inc.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	996	6,084	7,080

Costs and expenses:
Cost of sales	1,113	3,630	4,743
General and administrative	13,147	1,895	15,042
Depreciation	589	16	605

Total costs and expenses	14,849	5,541	20,390

Operating (loss) income	$(13,853)	$543	$(13,310)

	Six Months Ended June 30, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$986	$648	$1,634

Costs and expenses:
Cost of sales	1,339	517	1,856
General and administrative	10,397	638	11,035
Depreciation	574	26	600

Total costs and expenses	12,310	1,181	13,491

Operating loss	$(11,324)	$(533)	$(11,857)

We incurred an operating loss of $13.3 million in the six months ended June 30, 2025, compared to a $11.9 million operating loss during the six months ended June 30, 2024. The higher operating loss in 2025 was primarily due to increased professional fees incurred in advancing the development of the Mojave Groundwater Bank and higher compensation costs related to stock based non-cash bonus awards offset by improved profitability from ATEC driven by increased filter sales. Net loss for the six months ended June 30, 2025 was $17.3 million compared to a $15.7 million net loss during the six months ended June 30, 2024.

Revenues Revenue totaled $7.1 million during the six months ended June 30, 2025, primarily related to ATEC sales totaling $6.1 million, sales from the harvest from our 890 acres of commercial alfalfa crop totaling $0.8 million and rental income from our agricultural leases totaling $0.2 million. Revenue totaled $1.6 million during the six months ended June 30, 2024, primarily related to ATEC sales totaling $0.6 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.8 million and rental income from our agricultural leases totaling $0.2 million. The increase in ATEC sales primarily relates to revenues from shipment of 195 filters in 2025 compared to shipment of 37 filters in 2024.

Cadiz Inc.

Cost of Sales Cost of sales totaled $4.7 million during the six months ended June 30, 2025, which comprised of $3.6 million related to ATEC (40.3% gross margin) and $1.1 million related to our alfalfa crop harvest. Cost of sales totaled $1.9 million during the six months ended June 30, 2024, which comprised of $0.5 million related to ATEC (20.2% gross margin) and $1.4 million related to our alfalfa crop harvest. The improved ATEC gross margin is driven by the increase in filter sales over which the fixed costs included in cost of sales can be spread.

General and Administrative Expenses General and administrative expenses, exclusive of stock-based compensation costs, totaled $11.7 million in the six months ended June 30, 2025, compared to $8.7 million in the six months ended June 30, 2024. The increase in 2025 was primarily a result of increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank and increased marketing commissions and sales expense related to ATEC growth.

Compensation costs for stock and option awards for the six months ended June 30, 2025, were $3.3 million, compared to $2.4 million for the six months ended June 30, 2024. The higher 2025 expense was primarily due to stock-based non-cash awards to employees and consultants.

Depreciation Depreciation expense totaled $0.6 million during each of the six months ended June 30, 2025 and 2024.

Interest Expense, net Net interest expense totaled $4.0 million during the six months ended June 30, 2025 compared to $3.9 million during the same period in 2024. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2025	2024

Interest on outstanding debt	$3,636	$3,159
Amortization of debt discount	737	611
Finance expense	-	307
Interest income	(227)	(184)
Other income	(138)	(33)

	$4,008	$3,860

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

Cadiz Inc.

As we continue to actively pursue our business strategy, additional financing will continue to be required (see “Outlook”, below). The covenants in the Credit Agreement, as amended, do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any common equity financing. We do not expect the loan covenants to materially limit our ability to finance Mojave Groundwater Bank, agricultural operations and water filtration business activities .

Cash Used in Operating Activities. Cash used in operating activities totaled $5.0 million and $9.9 million for the six months ended June 30, 2025 and 2024, respectively. The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business.  The decrease in cash used in operating activities was primarily driven by a decrease in working capital needs at ATEC due to completion of the final shipment of the contracted 320 filters for the Central Utah Water Conservancy District’s Vineyard Wellfield Groundwater Polishing Project during the second quarter of 2025.

Cash Used in Investing Activities. Cash used in investing activities totaled $10.8 million for the six months ended June 30, 2025, and $0.5 million for the six months ended June 30, 2024. The cash used in 2025 was primarily related to securing an exclusive option to purchase up to 180 miles of steel pipeline intended to be used for the development of the Mojave Groundwater Bank for $5.0 million. The cash used in the 2024 period primarily related to the development cost for the planting of 125 additional acres of alfalfa.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $14.3 million for the six months ended June 30, 2025, compared with cash provided of $16.0 million for the six months ended June 30, 2024. Proceeds from the financing activities in the 2025 period primarily related to the issuance of shares under a direct offering and the payment of a deferred portion of the purchase price related to the ATEC acquisition.  Proceeds from financing activities for the 2024 period related to the issuance of long-term debt under the Third Amended Credit Agreement.

Outlook

Short-Term Outlook. The net proceeds of approximately $18.3 million from the completion of the March 2025 Direct Offering, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our ATEC operations are expected to be funded using existing capital and cash profits generated from operations during 2025.

Long-Term Outlook. In the longer term, we may need to raise additional capital to finance working capital needs and capital expenditures (see “Current Financing Arrangements”, above). Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water supply, storage, conveyance resources and other developments. Future capital expenditures will depend on the progress of the Mojave Groundwater Bank, including the funding of MWI, ATEC operational needs and any further expansion of our agricultural assets. Additionally, timing of reimbursement of development costs advanced related to the Mojave Groundwater Bank and the timing of receipt of funds for the anticipated transfer of assets into MWI will impact the need to raise additional capital.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of June 30, 2025, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Cadiz Inc.

By:	/s/ Susan Kennedy	August 13, 2025
	Susan Kennedy	Date
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	August 13, 2025
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)