Form 10-Q
period 2025-09-30
CADIZ INC
filed 2025-11-13
CIK 727273

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2025

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

As of November 10, 2025, the Registrant had 83,110,079 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands, except per share data)	2025	2024

Total revenues	$4,149	$3,224

Costs and expenses:
Cost of sales	3,015	2,409
General and administrative	5,726	5,275
Depreciation	304	307

Total costs and expenses	9,045	7,991

Operating loss	(4,896)	(4,767)

Interest expense, net	(2,173)	(2,023)

Loss before income taxes	(7,069)	(6,790)
Income tax expense	(3)	(3)

Net loss and comprehensive loss	$(7,072)	$(6,793)

Less: Preferred stock dividend	(1,265)	(1,265)

Net loss and comprehensive loss applicable to common stock	$(8,337)	$(8,058)

Basic and diluted net loss per common share	$(0.10)	$(0.12)

Basic and diluted weighted average shares outstanding	82,127	68,020

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands, except per share data)	2025	2024

Total revenues	$11,229	$4,858

Costs and expenses:
Cost of sales	7,758	4,265
General and administrative	20,768	16,310
Depreciation	909	907

Total costs and expenses	29,435	21,482

Operating loss	(18,206)	(16,624)

Interest expense, net	(6,181)	(5,883)

Loss before income taxes	(24,387)	(22,507)
Income tax expense	(8)	(8)

Net loss and comprehensive loss	$(24,395)	$(22,515)

Less: Preferred stock dividend	(3,818)	(3,818)

Net loss and comprehensive loss applicable to common stock	$(28,213)	$(26,333)

Basic and diluted net loss per common share	$(0.35)	$(0.39)

Basic and diluted weighted average shares outstanding	80,444	67,598

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands, except per share data)	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$4,430	$17,292
Accounts receivable	3,647	4,586
Inventories	2,795	3,020
Prepaid expenses and other current assets	845	888
Total current assets	11,717	25,786

Property, plant, equipment and water programs, net	93,675	88,362
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	3,485	3,746
Long-term restricted cash	2,759	134
Other assets	10,236	10,332
Total assets	$128,006	$134,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,593	$2,261
Accrued liabilities	5,593	7,997
Current portion of long-term debt	71	120
Dividend payable	1,265	1,288
Contingent consideration liabilities	-	1,200
Deferred revenue	424	1,226
Operating lease liabilities	384	314
Total current liabilities	9,330	14,406

Long-term debt, net	59,840	56,708
Long-term lease obligations with related party, net	27,281	25,275
Long-term operating lease liabilities	3,147	3,473
Deferred revenue	625	625
Other long-term liabilities	50	46
Total liabilities	100,273	100,533

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at September 30, 2025 and December 31, 2024; shares issued and outstanding – 329 at September 30, 2025 and December 31, 2024	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at September 30, 2025 and December 31, 2024; shares issued and outstanding – 2,300 at September 30, 2025 and December 31, 2024	1	1
Common stock - $.01 par value; 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; shares issued and outstanding – 82,025,586 at September 30, 2025 and 75,353,889 at December 31, 2024	818	752
Additional paid-in capital	709,349	709,303
Accumulated deficit	(682,436)	(676,096)
Total stockholders’ equity	27,733	33,961
Total liabilities and stockholders’ deficit	$128,006	$134,494

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2025	2024

Cash flows from operating activities:
Net loss	$(24,395)	(22,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	909	907
Amortization of debt discount and issuance costs	1,128	959
Amortization of right-of-use asset	261	101
Interest expense added to loan principal	2,072	1,686
Interest expense added to lease liability	1,988	1,770
Finance expense	-	307
Compensation charge for stock and share option awards	3,822	3,566
Changes in operating assets and liabilities:
Accounts receivable	939	(2,339)
Inventories	225	(2,240)
Prepaid expenses and other current assets	43	(582)
Other assets	96	104
Accounts payable	427	564
Lease liabilities	(256)	(139)
Deferred revenue	(802)	1,659
Other accrued liabilities	1,533	870

Net cash used in operating activities	(12,010)	(15,322)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(6,250)	(522)
Additions to deposits for asset purchase options	(5,000)	-

Net cash used in investing activities	(11,250)	(522)

Cash flows from financing activities:
Net proceeds from issuance of stock	18,335	-
Dividend payments	(3,841)	(3,841)
Proceeds from the issuance of long-term debt	-	20,000
Principal payments on long-term debt	(99)	(145)
Issuance costs long-term debt	-	(1,294)
Payment for contingent consideration liabilities	(1,200)	-
Taxes paid related to net share settlement of equity awards	(172)	(52)

Net cash provided by financing activities	13,023	14,668

Net decrease in cash, cash equivalents and restricted cash	(10,237)	(1,176)

Cash, cash equivalents and restricted cash, beginning of period	17,426	4,636

Cash, cash equivalents and restricted cash, end of period	$7,189	$3,460

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2025 ($ in thousands, except share data)

					8.875% Series A
					Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	75,353,889	$752	329	$1	2,300	$1	$709,303	$(676,096)	$33,961

Issuance of shares pursuant to direct offering	5,715,000	57	-	-	-	-	18,278	-	18,335
Stock-based compensation expense, net of taxes	716,122	7	-	-	-	-	2,590	-	2,597
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(9,593)	(9,593)

Balance as of March 31, 2025	81,785,011	816	329	1	2,300	1	730,171	(686,954)	44,035

Stock-based compensation expense, net of taxes	111,365	1	-	-	-	-	548	-	549
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	(1,288)	-	(1,288)
Reclassification of dividends paid on 8.875% series A cumulative perpetual preferred shares	-	-	-	-	-	-	(19,320)	19,320	-
Net loss and comprehensive loss	-	-	-	-	-	-	-	(7,730)	(7,730)

Balance as of June 30, 2025	81,896,376	$817	329	$1	2,300	$1	$710,111	$(675,364)	$35,566

Stock-based compensation expense, net of taxes	129,210	1	-	-	-	-	503	-	504
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	(1,265)	-	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(7,072)	(7,072)

Balance as of September 30, 2025	82,025,586	$818	329	$1	2,300	$1	$709,349	$(682,436)	$27,733

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2024 ($ in thousands, except share data)

					8.875% Series A
					Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	66,710,795	$665	329	$1	2,300	$1	$679,150	$(639,850)	$39,967

Stock-based compensation expense, net of taxes	472,779	5	-	-	-	-	1,202	-	1,207
Issuance of warrants	-	-	-	-	-	-	887	-	887
Shares to be issued to lenders	-	-	-	-	-	-	480	-	480
Issuance of shares to consultants	100,000	1	-	-	-	-	256	-	257
Capitalization of gain on extinguishment of debt	-	-	-	-	-	-	1,928	-	1,928
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(6,850)	(6,850)

Balance as of March 31, 2024	67,283,574	671	329	$1	2,300	$1	683,903	(647,965)	36,611

Stock-based compensation expense, net of taxes	516,614	5	-	-	-	-	1,116	-	1,121
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	-	(1,288)	(1,288)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(8,872)	(8,872)

Balance as of June 30, 2024	67,800,188	676	329	1	2,300	1	685,019	(658,125)	27,572

Stock-based compensation expense	295,973	3	-	-	-	-	1,182		1,185
Dividend declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-		(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(6,793)	(6,793)

Balance as of September 30, 2024	68,096,161	$679	329	$1	2,300	$1	686,201	$(666,183)	$20,699

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of results for the entire fiscal year ending December 31, 2025.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $24.4 million for the nine months ended September 30, 2025, compared to $22.5 million for the nine months ended September 30, 2024. The Company had working capital of $2.4 million at September 30, 2025 and used cash in its operations of $12.0 million for the nine months ended September 30, 2025. The higher loss in 2025 was primarily due to increased professional fees incurred in advancing the development of our groundwater storage project (the “Mojave Groundwater Bank”) offset by improved profitability from ATEC driven by increased filter sales.

Cash requirements during the nine months ended September 30, 2025 primarily reflect certain operating and administrative costs related to the Company’s land, water, infrastructure, and technology assets for water solutions including the Mojave Groundwater Bank, agricultural operations and water filtration business. The Company’s present activities are focused on the development of its assets in ways that meet an urgent need for groundwater storage capacity in Southern California and growing demand for affordable, reliable, long-term water supplies that provide water security against inevitable drought periods in the Southwestern United States.

Cadiz Inc.

On March 6, 2024, the Company entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”). The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema from an existing lender has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027 (see Note 3 – “Long-Term Debt”, below).

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

On October 27, 2025, the Company entered into a definitive agreement (the “Lytton Agreement”) with Lytton Rancheria of California, a federally recognized Native American tribe (“Lytton”), pursuant to which Lytton will provide the first tranche of capital (the “Tribal Investment”) for construction of the Mojave Groundwater Bank. Under the Lytton Agreement, the Company at its election may draw, as an unsecured term loan, up to $51 million in one or more installments prior to April 30, 2027 (see Note 11 - “Subsequent Events”, below). Under the Lytton Agreement, the proceeds from the Tribal Investment will be used by the Company to fund the construction, development, ownership, operation, and other ongoing costs of the Mojave Groundwater Bank, and to reimburse the Company’s expenses related thereto.

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

Supplemental Cash Flow Information

During the nine months ended September 30, 2025, approximately $1,125,000 in interest payments on the Company’s senior secured debt was paid in cash and approximately $2,072,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

At September 30, 2025, accruals for cash dividends payable on the Series A Preferred Stock was $1.27 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on October 15, 2025.

At September 30, 2025, accruals for capitalized costs related to the Mojave Groundwater Bank included in property, plant and equipment and water programs were approximately $1.7 million and are expected to be paid in the fourth fiscal quarter of 2025.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	September 30, 2025	December 31, 2024	September 30, 2024
(in thousands)

Cash and Cash Equivalents	$4,430	$17,292	$3,326
Restricted Cash	-	-	-
Long-Term Restricted Cash	2,759	134	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$7,189	$17,426	$3,460

The restricted cash amounts primarily represented funds deposited into a segregated account as cash collateral supporting a letter of credit issued by the Company related to a performance and reclamation bond for the Northern Pipeline.

Cadiz Inc.

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

Cadiz Inc.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	115	4,034	4,149

Costs and expenses:
Cost of sales	985	2,030	3,015
General and administrative	4,730	996	5,726
Depreciation	295	9	304

Total costs and expenses	6,010	3,035	9,045

Operating (loss) income	$(5,895)	$999	$(4,896)

	Three Months Ended September 30, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$383	$2,841	$3,224

Costs and expenses:
Cost of sales	557	1,852	2,409
General and administrative	4,820	455	5,275
Depreciation	292	15	307

Total costs and expenses	5,669	2,322	7,991

Operating income (loss)	$(5,286)	$519	$(4,767)

	Nine Months Ended September 30, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	1,111	10,118	11,229

Costs and expenses:
Cost of sales	2,098	5,660	7,758
General and administrative	17,877	2,891	20,768
Depreciation	884	25	909

Total costs and expenses	20,859	8,576	29,435

Operating (loss) income	$(19,748)	$1,542	$(18,206)

Cadiz Inc.

	Nine Months Ended September 30, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,369	$3,489	$4,858

Costs and expenses:
Cost of sales	1,896	2,369	4,265
General and administrative	15,217	1,093	16,310
Depreciation	866	41	907

Total costs and expenses	17,979	3,503	21,482

Operating loss	$(16,610)	$(14)	$(16,624)

Assets by operating segment are as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Operating Segment:
Water and Land Resources	$118,208	$123,786
Water Filtration Technology	9,798	10,708
	$128,006	$134,494

Goodwill by operating segment is as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Filtration Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	September 30, 2025
	Water and Land Resources	Water Filtration Technology	Total

Land and land improvements	$33,089	$-	$33,089
Water programs	31,544	-	31,544
Pipeline	22,104	-	22,104
Buildings	1,805	-	1,805
Leasehold improvements, furniture and fixtures	1,616	8	1,624
Machinery and equipment	4,032	394	4,426
Construction in progress	10,512	47	10,559
	104,702	449	105,151
Less accumulated depreciation	(11,280)	(196)	(11,476)
	$93,422	$253	$93,675

Cadiz Inc.

	December 31, 2024
	Water and Land Resources	Water Filtration Technology	Total

Land and land improvements	$33,069	$-	$33,069
Water programs	29,383	-	29,383
Pipeline	22,100	-	22,100
Buildings	1,805	-	1,805
Leasehold improvements, furniture and fixtures	1,605	4	1,609
Machinery and equipment	3,870	247	4,117
Construction in progress	6,851	6	6,857
	98,683	257	98,940
Less accumulated depreciation	(10,397)	(181)	(10,578)
	$88,286	$76	$88,362

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

Heerema, who holds the New Secured Convertible Debt, non-convertible term loans and Heerema Warrant, is also a significant shareholder as the holder of 25,695,300 shares of the Company’s common stock or 31.3% of the issued and outstanding shares as of September 30, 2025.

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

Cadiz Inc.

The Credit Agreement includes customary affirmative and negative covenants, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the Credit Agreement includes customary events of default and remedies. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2025.

On October 27, 2025, the Company entered into a definitive agreement (the “Lytton Agreement”) with Lytton Rancheria of California, a federally recognized Native American tribe (“Lytton”), pursuant to which Lytton will provide the first tranche of capital (the “Tribal Investment”) for construction of the Mojave Groundwater Bank. Under the Lytton Agreement, the Company at its election may draw, as an unsecured term loan, up to $51 million in one or more installments prior to April 30, 2027 (see Note 11 - “Subsequent Events”).

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

Of the total 7,200,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 5,327,926 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of September 30, 2025. Of the 5,327,926 shares and RSUs awarded, 73,908 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2025. These shares will vest and be issued on January 31, 2026.

In January 2024, 60,000 RSUs were granted to employees which vested on January 2, 2025.

Cadiz Inc.

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

150,000 RSUs were granted to consultants in January 2025 ( “January 2025 RSU Grant”). Of the 150,000 RSUs granted under the January 2025 RSU Grant, 16,250 RSUs vested and were issued immediately, 50,000 RSUs vested in February 2025 upon achievement of certain milestones and 50,000 RSUs vested in July 2025 upon achievement of certain milestones. The remaining 33,750 RSUs granted under the January 2025 RSU Grant vest in equal quarterly installments through December 2025.

In February 2025, 420,000 RSUs for bonus awards were granted to employees which vested and became issuable immediately. Of these 420,000 RSUs, the Company issued 382,477 shares net of taxes withheld and paid in cash by the Company.

In March 2025, 145,000 RSUs were granted to consultants ( “March 2025 RSU Grant”). Of the 145,000 RSUs granted under the March 2025 RSU Grant, 85,000 shares were subject to vesting upon achievement of certain milestones and 60,000 shares vest over a period of one year.  In June 2025, 55,000 of the shares underlying these RSUs vested upon achievement of certain milestones.

In September 2025, 150,000 RSUs and PSUs were granted to a consultant ( “September 2025 RSU Grant”). Of the 150,000 units granted under the September 2025 RSU Grant, 25,000 RSUs vested on September 30, 2025. The remaining 125,000 PSUs vest upon the company’s stock achieving certain price hurdles.

The accompanying consolidated statements of operations and comprehensive loss include approximately $3,822,000 and $3,566,000 of stock-based compensation expense related to stock awards in the nine months ended September 30, 2025 and 2024, respectively.

Cadiz Inc.

NOTE 5 – INCOME TAXES

As of September 30, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $372 million for federal income tax purposes and $350 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2044 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and a tax ownership change that occurred in June 2021.

The Company's tax years 2022 through 2024 remain subject to examination by the Internal Revenue Service, and tax years 2021 through 2024 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 10,610,000 and 10,283,000 for the three months ended September 30, 2025 and 2024, respectively; and 10,525,000 and 9,388,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 13 months to 25 years as of September 30, 2025, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2049. The Company does not have any finance leases.

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

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $909,000 and $907,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

(in thousands)	Level 3 Liabilities

Balance at December 31, 2024	$(1,200)

Payment of contingent consideration liabilities	1,200

Balance at September 30, 2025	$-

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 100 million shares of Common Stock at a $0.01 par value. As of September 30, 2025, the Company had 82,025,586 shares issued and outstanding.

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

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of March 31, 2023, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of September 30, 2025.

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

Cadiz Inc.

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends are payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of September 30, 2025, the Company has paid aggregate cash dividends of $20,608,000. As of June 30, 2025, the Company reclassified  $19,320,000 in aggregate cash dividends paid from the accumulated deficit balance to additional paid in capital. The Company has assessed this misclassification, individually and in the aggregate, and concluded that this correction was not material to the current period or any prior period interim or annual financial statements. On September 21, 2025, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $550.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.55 per Depositary Share. The dividend totaling $1,265,000 was paid on October 15, 2025 to respective holders of record as of the close of business on October 3, 2025.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of September 30, 2025.

Cadiz Inc.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Mojave Groundwater Bank, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Mojave Groundwater Bank. These funds may either be reimbursed or credited to participants’ participation in the Mojave Groundwater Bank and, accordingly, are fully reflected as deferred revenue as of September 30, 2025 and September 30, 2024.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 27, 2025 (the “Effective Date”), the Company entered into a definitive agreement (the “Lytton Agreement”) with Lytton Rancheria of California, a federally recognized Native American tribe (“Lytton”), pursuant to which Lytton will provide the first tranche of capital (the “Tribal Investment”) for construction of the Mojave Groundwater Bank.  The agreement terms have been designed to reflect the operational support Lytton will deliver to advance the Mojave Groundwater Bank.

Under the Lytton Agreement, the Company at its election may draw, as an unsecured term loan, up to $51 million in one or more installments beginning on the Effective Date and ending April 30, 2027. The unsecured term loan bears interest at a fixed rate of 8% per annum, payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. Interest may be paid in cash or, upon mutual agreement between the Company and Lytton, in shares of the Company’s common stock determined in accordance with the Lytton Agreement. The Tribal Investment matures on April 30, 2031 (“Initial Maturity Date”) which may be extended to April 30, 2036 if any principal amount remains outstanding as of the Initial Maturity Date.

In connection with the Lytton Agreement, the Company agreed to issue shares of its common stock to Lytton as follows:

●	upon execution of the Lytton Agreement, a commitment fee of 600,000 shares;

Cadiz Inc.

●	on each funding date, a funding fee of 25,000 shares per $1 million of principal amount funded; and
●	in the event the Tribal Investment is extended beyond the Initial Maturity Date, an extension fee of 800,000 shares.

At any time following the funding of the full $51 million Tribal Investment amount under the Lytton Agreement, at Lytton’s election, any outstanding principal and accrued interest of the Tribal Investment may be converted into a contractual right to receive a share of future cash flows from the Company’s water-storage rights (the “Storage Cash Flows Right”), which will entitle Lytton to receive 51% of the cash flows generated from the Company’s water-storage operations, provided that Lytton contributes the Storage Cash Flows Right to Mojave Water Infrastructure Company, LLC (“MWI”), the Company’s special purpose entity formed to construct, own and operate the Mojave Groundwater Bank, in exchange for an ownership interest in MWI alongside other expected equity investors in MWI on the same economic terms.

Under the Lytton Agreement, the proceeds from the Tribal Investment will be used by the Company to fund the construction, development, ownership, operation, and other ongoing costs of the Mojave Groundwater Bank, and to reimburse the Company’s expenses related thereto.

The Lytton Agreement includes customary representations, warranties, covenants, conditions precedent, and events of default, including non-payment, failure to issue required shares, covenant breaches, material misrepresentations, certain cross-defaults, judgments, material adverse events, failure to maintain required governmental approvals for the Project, and insolvency events. Upon an event of default, Lytton may accelerate the Tribal Investment, cease further funding, and exercise available remedies.

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

Water Supply – In accordance with local, state, and federal laws, we own vested water rights authorizing the withdrawal of an average of 50,000 acre-feet per year, or 2.5 million acre-feet of groundwater over 50 years, from the aquifer system underlying our property in the Cadiz Valley (“Cadiz Ranch”) for beneficial uses, including agricultural development on our property and export to serve communities across the region. Because the groundwater in the aquifer system is eventually lost to evaporation, surplus water that is captured and withdrawn before it evaporates is a new water supply (i.e. “conserved” water).

Water Storage – The aquifer system at Cadiz Ranch is also large enough for use as a water “banking” facility, capable of storing water “in-lieu” for supply customers and up to 1 million acre-feet of imported surplus water for return during drought periods. For comparison, Metropolitan Water District of Southern California stores approximately 1.2 million acre-feet of water in Lake Mead, the largest surface reservoir in the United States.

Cadiz Inc.

Water Conveyance – We own an existing 220-mile 30-inch steel pipeline (“Northern Pipeline”), that intersects several water storage and conveyance facilities in Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The capacity of the Northern Pipeline for water conveyance is 25,000 AFY. We also own a 99-year lease with the Arizona & California Railroad Company that will allow us to construct a 43-mile water conveyance pipeline (“Southern Pipeline”) within the existing, active railroad right-of-way that extends from the Cadiz Ranch to the Colorado River Aqueduct (“CRA”). We expect the capacity of the Southern Pipeline to be 150,000 AFY to accommodate imported water storage. We hold an option to purchase up to 180 miles of existing unused 36” steel pipeline that can be used in construction of the Southern Pipeline system or to replace certain components of the Northern Pipeline.

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

Through membership in Fenner Gap Mutual Water Company, a mutual water company to be owned by the participating water agencies, these agreements provide for delivery of purchased annual water supply over a 40-year term (take or pay), at an agreed upon market price estimated to start at approximately $850/AFY (in 2024 dollars) and subject to annual adjustment. Participating water providers are also expected to pay a portion of operating costs and the capital costs for conversion of facilities.

In August 2025, we entered into a non-binding Memorandum of Understanding (“MOU”) with EPCOR NR Holdings Inc. (“EPCOR”) to pursue development of the Mojave Groundwater Bank to provide long-term water supply for the benefit of EPCOR customers in Arizona (“Arizona off-takers”). The MOU contemplates entering into an exclusive marketing agreement wherein Cadiz will grant EPCOR exclusive rights to market 25,000 acre-feet per year (AFY) of conserved water from the Mojave Groundwater Bank to Arizona off-takers, and EPCOR will make a capital contribution to fund the design and construction of its reserve capacity in the Southern Pipeline system.

Cadiz Inc.

To finance construction of all improvements and required facilities to operate the Mojave Groundwater Bank, including the Northern Pipeline, the Southern Pipeline, the wellfield and associated power facilities, we have established a new business entity, Mojave Water Infrastructure Company, LLC (“MWI”) that will fund these capital costs in partnership with public sector, tribal and other investors.

Since fourth quarter of 2024, we have entered into non-binding letters of intent (“LOIs”) and a letter of agreement (“LOA”) with potential investors in MWI, including public and private infrastructure funds, tribal and other public equity investors. These potential investors are currently engaged in due diligence in anticipation of the conversion of these LOIs and LOA into definitive agreements for equity capital investments in MWI of up to $450 million. In October 2025, we entered into a definitive agreement with Lytton Rancheria of California, a federally recognized Native American tribe ("Lytton”), pursuant to which Lytton will provide up to $51M in an unsecured loan facility, convertible into an ownership interest in MWI, as the first tranche of project construction capital (see Note 11 -“Subsequent Events”).  These funds are to be used primarily to fund deposits on equipment necessary for construction of Northern Pipeline facilities in 2026 and to reimburse the Company for Project development expenses incurred in 2025.  In addition, the Company is currently engaged in the completion of due diligence with the other potential investors in MWI for the contribution of up to $400 million of equity into MWI, to be used in coordination with our planned timeline for construction of the Northern Pipeline in 2026 and Southern Pipeline in 2027.

Upon completion of definitive agreements for an additional $400 million in equity capital investments in MWI, we expect to contribute to MWI our pipeline infrastructure assets, including the Northern Pipeline and the Southern Pipeline right-of-way. In addition, Lytton would contribute to MWI its Storage Cash Flows Right (see Note 11 – “Subsequent Events”), so that the MWI investors would share in the cash flows generated from the constructed facilities. Under this potential structure, in consideration of our transfer of assets, we expect to receive an upfront capital payment at closing and a share in the long-term cash flows generated by MWI, among other considerations.

MWI investors are expected to coordinate with us and project participants to seek available infrastructure grants and/or other financing alternatives, including potential revenue bond issuances through a to-be-formed financing Joint Powers Authority, to fund any remaining construction costs.

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

Cadiz Inc.

Results of Operations

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

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

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	115	4,034	4,149

Costs and expenses:
Cost of sales	985	2,030	3,015
General and administrative	4,730	996	5,726
Depreciation	295	9	304

Total costs and expenses	6,010	3,035	9,045

Operating (loss) income	$(5,895)	$999	$(4,896)

	Three Months Ended September 30, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$383	$2,841	$3,224

Costs and expenses:
Cost of sales	557	1,852	2,409
General and administrative	4,820	455	5,275
Depreciation	292	15	307

Total costs and expenses	5,669	2,322	7,991

Operating income (loss)	$(5,286)	$519	$(4,767)

Cadiz Inc.

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited primarily to ATEC sales and sales from our alfalfa plantings and rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred an operating loss of $4.9 million in the three months ended September 30, 2025, compared to a $4.8 million operating loss during the three months ended September 30, 2024. The higher loss in 2025 was primarily due to increased professional fees incurred in advancing the development of the Mojave Groundwater Bank offset by lower compensation costs related to stock based non-cash bonus award and improved profitability from ATEC driven by increased filter sales. Net loss for the three months ended September 30, 2025 was $7.1 million compared to a $6.8 million net loss during the three months ended September 30, 2024.

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

Revenues Revenue totaled $4.1 million during the three months ended September 30, 2025, primarily related to ATEC sales totaling $4.0 million and rental income from agricultural leases totaling $0.1 million. Revenue totaled $3.2 million during the three months ended September 30, 2024, primarily related to ATEC sales totaling $2.8 million, sales from the harvest from our then 760 acres of commercial alfalfa crop totaling $0.3 million and rental income from our agricultural leases totaling $0.1 million. The increase in ATEC sales primarily relates to revenues from shipment of 113 filters in 2025 compared to shipment of 95 filters in 2024.

Cost of Sales Cost of sales totaled $3.0 million during the three months ended September 30, 2025, comprised of $2.0 million related to ATEC (49.6% gross margin) and $1.0 million related to our alfalfa crop harvest. Cost of sales totaled $2.4 million during the three months ended September 30, 2024, comprised of $1.9 million related to ATEC (32.1% gross margin) and $0.5 million related to our alfalfa crop harvest. The improved ATEC gross margin is driven by the increase in filter sales over which the fixed costs included in cost of sales can be spread.

General and Administrative Expenses General and administrative expenses during the three months ended September 30, 2025, exclusive of stock-based compensation costs, totaled $5.2 million compared to $4.1 million for the three months ended September 30, 2024. The increase in 2025 was primarily a result of increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank and increased marketing commissions and sales expenses related to ATEC growth.

Compensation costs for stock and option awards for the three months ended September 30, 2025, were $0.5 million, compared to $1.2 million for the three months ended September 30, 2024. The higher 2024 expense was primarily due to higher stock-based non-cash awards to employees and consultants in 2024 compared to 2025 (see Note 4 to the Condensed Consolidated Financial Statements – “Stock-Based Compensation Plans”).

Depreciation Depreciation expense totaled $0.3 million during each of the three months ended September 30, 2025 and 2024.

Cadiz Inc.

Interest Expense, net Net interest expense totaled $2.2 million during the three months ended September 30, 2025 compared to $2.0 million during the same period in 2024. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2025	2024

Cash interest on outstanding debt	$383	$387
PIK interest on outstanding debt	711	662
Interest added to lease obligation	786	709
Amortization of debt discount	391	348
Interest income	(73)	(55)
Other income	(25)	(28)

	$2,173	$2,023

Interest income primarily relates to interest on investments in short-term deposits.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	1,111	10,118	11,229

Costs and expenses:
Cost of sales	2,098	5,660	7,758
General and administrative	17,877	2,891	20,768
Depreciation	884	25	909

Total costs and expenses	20,859	8,576	29,435

Operating (loss) income	$(19,748)	$1,542	$(18,206)

Cadiz Inc.

	Nine Months Ended September 30, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,369	$3,489	$4,858

Costs and expenses:
Cost of sales	1,896	2,369	4,265
General and administrative	15,217	1,093	16,310
Depreciation	866	41	907

Total costs and expenses	17,979	3,503	21,482

Operating loss	$(16,610)	$(14)	$(16,624)

We incurred an operating loss of $18.2 million in the nine months ended September 30, 2025, compared to a $16.6 million operating loss during the nine months ended September 30, 2024. The higher operating loss in 2025 was primarily due to increased professional fees incurred in advancing the development of the Mojave Groundwater Bank and higher compensation costs related to stock based non-cash bonus awards offset by improved profitability from ATEC driven by increased filter sales. Net loss for the nine months ended September 30, 2025 was $24.4 million compared to a $22.5 million net loss during the nine months ended September 30, 2024.

Revenues Revenue totaled $11.2 million during the nine months ended September 30, 2025, primarily related to ATEC sales totaling $10.1 million, sales from the harvest from our 890 acres of commercial alfalfa crop totaling $0.8 million and rental income from our agricultural leases totaling $0.3 million. Revenue totaled $4.9 million during the nine months ended September 30, 2024, primarily related to ATEC sales totaling $3.5 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $1.1 million and rental income from our agricultural leases totaling $0.3 million. The increase in ATEC sales primarily relates to revenues from shipment of 308 filters in 2025 compared to shipment of 132 filters in 2024.

Cost of Sales Cost of sales totaled $7.8 million during the nine months ended September 30, 2025, which comprised of $5.7 million related to ATEC (44.1% gross margin) and $2.1 million related to our alfalfa crop harvest. Cost of sales totaled $4.3 million during the nine months ended September 30, 2024, which comprised of $2.4 million related to ATEC (31.4% gross margin) and $1.9 million related to our alfalfa crop harvest. The improved ATEC gross margin is driven by the increase in filter sales over which the fixed costs included in cost of sales can be spread.

General and Administrative Expenses General and administrative expenses, exclusive of stock-based compensation costs, totaled $16.9 million in the nine months ended September 30, 2025, compared to $12.7 million in the nine months ended September 30, 2024. The increase in 2025 was primarily a result of increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank and increased marketing commissions and sales expenses related to ATEC growth.

Cadiz Inc.

Compensation costs for stock and option awards for the nine months ended September 30, 2025, were $3.8 million, compared to $3.6 million for the nine months ended September 30, 2024. The higher 2025 expense was primarily due to stock-based non-cash awards to employees and consultants.

Depreciation Depreciation expense totaled $0.9 million during each of the nine months ended September 30, 2025 and 2024.

Interest Expense, net Net interest expense totaled $6.2 million during the nine months ended September 30, 2025 compared to $5.9 million during the same period in 2024. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2025	2024

Cash interest on outstanding debt	$1,143	$1,146
PIK interest on outstanding debt	2,072	1,686
Interest added to lease obligation	2,301	2,085
Amortization of debt discount	1,128	959
Finance expense	-	307
Interest income	(300)	(239)
Other income	(163)	(61)

	$6,181	$5,883

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

$5.0 million of the net proceeds from the November 2024 Direct Offering were paid in January 2025 to secure an exclusive option finalized in December 2024 to purchase up to 180 miles of steel pipe intended to be used for the development of the Mojave Groundwater Bank. The remaining proceeds from the November 2024 Direct Offering and the proceeds from the March 2025 Direct Offering were used for capital and other expenses related to the development and construction of the Mojave Groundwater Bank, which may include acquisition of equipment and materials intended to be used in construction of facilities related to our Northern and/or Southern Pipelines, which we expect to begin in 2025. Net proceeds from the offerings may also be used for the equipment and materials related to wellfield infrastructure on land owned by us and our subsidiaries, business development activities, other capital expenditures, working capital, the expansion of our business and general corporate purposes.

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

Cadiz Inc.

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

On October 27, 2025, we entered into a definitive agreement (the “Lytton Agreement”) with Lytton Rancheria of California, a federally recognized Native American tribe (“Lytton”), pursuant to which Lytton will provide the first tranche of capital (the “Tribal Investment”) for construction of the Mojave Groundwater Bank. Under the Lytton Agreement, we at our election may draw, as an unsecured term loan, up to $51 million in one or more installments prior to April 30, 2027 (see Note 11 - “Subsequent Events”). Under the Lytton Agreement, the proceeds will be used to fund the construction, development, ownership, operation, and other ongoing costs of the Mojave Groundwater Bank, and to reimburse our expenses related thereto.

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

As we continue to actively pursue our business strategy, additional financing will continue to be required (see “Outlook”, below). The covenants in the Credit Agreement, as amended, do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any common equity financing. We do not expect the loan covenants to materially limit our ability to finance Mojave Groundwater Bank, agricultural operations and water filtration business activities.

Cadiz Inc.

Cash Used in Operating Activities. Cash used in operating activities totaled $12.0 million and $15.3 million for the nine months ended September 30, 2025 and 2024, respectively. The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business. The decrease in cash used in operating activities was primarily driven by a decrease in working capital needs at ATEC due to completion of the final shipment of the contracted 320 filters for the Central Utah Water Conservancy District’s Vineyard Wellfield Groundwater Polishing Project during the second quarter of 2025.

Cash Used in Investing Activities. Cash used in investing activities totaled $11.3 million for the nine months ended September 30, 2025, and $0.5 million for the nine months ended September 30, 2024. The cash used in 2025 was primarily related to securing an exclusive option to purchase up to 180 miles of steel pipeline intended to be used for the development of the Mojave Groundwater Bank for $5.0 million. The cash used in the 2024 period primarily related to the development cost for the planting of 125 additional acres of alfalfa.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $13.0 million for the nine months ended September 30, 2025, compared with cash provided of $14.7 million for the nine months ended September 30, 2024. Proceeds from the financing activities in the 2025 period primarily related to the issuance of shares under a direct offering and the payment of a deferred portion of the purchase price related to the ATEC acquisition. Proceeds from financing activities for the 2024 period related to the issuance of long-term debt under the Third Amended Credit Agreement.

Outlook

Short-Term Outlook. Proceeds from draws under the Tribal Investment, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our ATEC operations are expected to be funded using existing capital and cash profits generated from operations during 2025.

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

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of September 30, 2025, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Cadiz Inc.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

** 10.1	Credit Agreement, dated October 27, 2025, by and between the Company and Lytton Rancheria of California

* 31.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
**	Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Susan Kennedy	November 13, 2025
	Susan Kennedy	Date
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	November 13, 2025
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)