Form 10-K
period 2025-12-31
CADIZ INC
filed 2026-03-31
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2025 was approximately $165,039,069 based on 55,197,013 shares of common stock outstanding held by nonaffiliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2026 the Registrant had 83,424,366 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits and Financial Statement Schedules”.

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

We own approximately 46,000 acres of land with high-quality, naturally recharging groundwater resources in Southern California’s Mojave Desert (“Cadiz Property”). Our land holdings with vested water rights were assembled by our founders in the early 1980s, relying on NASA satellite imagery that identified a desert aquifer system beneath a vast 2,000 square mile Southern California watershed. The aquifer system underlying the watershed is estimated to hold 30 - 50 million acre-feet of groundwater in storage, comparable in size to the capacity of the largest reservoir in the United States - Lake Mead. Since the late 1980s, we have farmed at our contiguous property at the base of the watershed (“Cadiz Ranch”) relying on groundwater for irrigation.

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

Cadiz Inc.

In 2012, we received permits and entitlements from public agencies for our groundwater storage project (the “Mojave Groundwater Bank”), which will (1) conserve 2.5 million acre-feet of water from the aquifer system over a 50-year period (average of 50,000 acre-feet per year) for off-property beneficial uses in underserved California communities and (2) store up to 1 million acre-feet of imported water in the aquifer system. The permits were challenged through litigation and were upheld and sustained in their entirety by judgements in the California Superior Court in 2014 and the California Court of Appeal in 2016.

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

To finance construction of all improvements and required facilities to operate the Mojave Groundwater Bank project including the Northern Pipeline, Southern Pipeline and related facilities, we established a new special purpose business entity, Mojave Water Infrastructure Company LLC (“MWI”), that will fund these capital costs in partnership with public sector, tribal and other investors.

In October 2025, we entered into a definitive agreement (“Lytton Credit Agreement”) with Lytton Rancheria of California, a federally recognized Native American Tribe (“Lytton”), pursuant to which we may require Lytton to provide up to $51 million in an unsecured loan facility, convertible into a majority interest in the storage cash flows from the Mojave Groundwater Bank (“Storage Cash Flows Right”), which Lytton would then contribute to MWI, in exchange for equity interests in MWI on the same economic terms offered to other equity investors in MWI.  The Lytton Credit Agreement represents the first tranche of up to approximately $451 million in total equity capital being raised by us through MWI, to construct, own and operate the Mojave Groundwater Bank (see Note 7 to the Consolidated Financial Statements – “Long-Term Debt”).

In addition, we are currently engaged in the completion of due diligence with private equity investors for up to a targeted $400 million in equity commitment to MWI.

Cadiz Inc.

Upon completion of definitive agreements for an additional $400 million in equity capital investments in MWI, we expect to contribute to MWI our pipeline infrastructure assets, including the Northern Pipeline and the Southern Pipeline right-of-way.  In addition, Lytton would contribute to MWI its Storage Cash Flows Right (see Note 7 to the Consolidated Financial Statements – “Long Term Debt”), so that the MWI investors would share in the cash flows generated from the constructed facilities, including from the supply agreements and the Storage Cash Flows Right. Under this potential structure, in consideration of our transfer of assets, we expect to receive an upfront capital reimbursement payment at closing and an equity interest in MWI, entitling us to share in the long-term cash flows generated by MWI, among other consideration.  Additionally, we would retain the right to 49% of the cash flows generated from the Company’s water-storage operations that we would not be contributing to MWI.

MWI investors are expected to coordinate with us and project participants to seek available infrastructure grants and/or other financing alternatives, including potential revenue bond issuances through a to-be-formed Joint Powers Authority, to fund any remaining construction costs.

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

Climate change has disrupted hydrological cycles around the world. Extreme weather has created extreme unpredictability regarding water supply for human consumption. Increasingly frequent and intense storms and swings between wet and dry years have created an urgent demand for technologies, services and infrastructure investment to capture, store and transport fresh water. Moreover, violent weather, extreme flooding and increasingly stringent regulatory restrictions on water quality have exceeded the capacity of existing water infrastructure and increased the cost of water over the last decade.

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

Cadiz Inc.

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

Land

The Cadiz Property includes 46,000 acres of landholdings consisting of:

●	9,600 acres of land permitted for agriculture;
●	9,600 acres of land adjacent to the existing permit area that could be used for future agricultural development, but which are not yet permitted; and
●	26,800 acres of rangeland some of which is considered sensitive habitat for Desert Tortoise and other wildlife.

The land is underlain with high quality, groundwater resources capable of supporting a variety of surface activities including agriculture, renewable energy, and water supply and storage banking.

Since the 1980s, we have developed the land for our agricultural use and we either farm the property directly or via leases to private farming operators. We currently farm approximately 1,000 acres of grain crops, primarily in alfalfa plantings, and have leased 2,100 acres for farming activities by Fenner Valley Farms LLC. Our agricultural wellfield currently includes six wells, with a production capacity of up to 25,000 AFY.

In 2024, we entered into a lease agreement with RIC Energy (“RIC”) to build a hydrogen production facility at the Cadiz Ranch. Under the agreement, RIC is pursuing the development of a solar powered green hydrogen production facility on up to 3,000 acres of land at the Cadiz Ranch. In the current development phase, RIC makes lease payments of $35,000 per year. Upon approval of permitting and start of construction, lease payments will increase to $1,000 per acre (2024 dollars), subject to annual inflation adjustments. Once operational, RIC is expected to purchase water from the Cadiz Ranch for $850 per AF (2024 dollars), subject to annual inflation adjustments. Additionally, RIC is expected to make surplus energy supply available at the facility for use by facilities of the Mojave Groundwater Bank. RIC is expecting to begin processing state and local environmental permitting in 2026.

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

Cadiz Inc.

Under the extensive groundwater monitoring plan approved by the County of San Bernardino and local permitting authorities, Mojave Groundwater Bank operations and withdrawals of groundwater are limited to sustainable amounts that preserve the health of the aquifer system and safeguard the desert ecosystem. Because water in the aquifer system would otherwise be lost to evaporation, surplus water that is captured and withdrawn for beneficial uses before it evaporates is recognized as a new water supply (i.e. “conserved” water).

In 2024, we entered into agreements with multiple water providers for the purchase of a total of 21,275 AFY of annual water supply to be delivered via the Northern Pipeline. Based upon value engineering of the design for the Northern Pipeline, we may reduce the number of pump stations initially constructed for the Northern Pipeline conversion which will reduce the expected throughput of the Northern Pipeline to between 20,000 – 23,000 AFY contracted from the maximum potential capacity of 25,000 AFY.

We expect the remaining approximately 30,000 AFY of water supply available under our current permit to be contracted for  delivery via the Southern Pipeline. We have approximately 15,000 AFY under option or conditional definitive agreements for delivery to Southern California based water users via the Southern Pipeline and are in discussion with several parties interested in contracting for remaining supply from the Southern Pipeline, including multiple water providers, municipalities and tribes in Arizona that could take delivery from the Colorado River’s Central Arizona Project under exchange agreements.

In August 2025, we entered into a non-binding Memorandum of Understanding (“EPCOR MOU”) with EPCOR NR Holdings Inc. (“EPCOR”) to support development of the Mojave Groundwater Bank to provide long-term water for the benefit of EPCOR customers in Arizona (“Arizona off-takers”). The EPCOR MOU contemplated entering into a marketing agreement that would provide EPCOR with exclusively rights to market up to 25,000 AFY of conserved water from the Mojave Groundwater Bank to Arizona off-takers. The exclusive marketing agreement with EPCOR was terminated in December 2025 which allows us to directly engage with potential off-takers in Arizona, including EPCOR, for the remaining water supply from the Southern Pipeline. For clarity, termination of exclusive marketing rights does not preclude EPCOR from purchasing water supply from the project.  We have entered into direct discussions with multiple potential off-takers in Arizona.

Under our water supply agreements, it is anticipated that we will contribute our annual supply of 50,000 AFY of water into Fenner Gap Mutual Water Company ("FGMWC"), a mutual water company that we presently manage that will ultimately be jointly owned by all participating public water agencies that have acquired water supply from the Mojave Groundwater Bank. Through membership in the mutual water company, public water agencies will purchase, for up to a 50-year term (take on delivery), their share of the 50,000 AFY of water at our wellhead at an agreed upon market price estimated to net to us approximately $850/AFY (2024 dollars) subject to annual inflation adjustment, after payment of a pro rata portion of capital costs for construction of all facilities of the Mojave Groundwater Bank project and operations and maintenance costs. The cost to participating water providers is estimated to be between $1,450 - $1,950/AFY (2024 dollars) without applying expected grant funding or low-interest government loans toward reduction in capital costs.

Cadiz Inc.

Water supply contracts and/or the construction of off-take facilities may be subject to local regulatory review and environmental compliance depending on distribution system requirements.

Water Storage

In addition to making available new water supply, the Mojave Groundwater Bank also offers storage, or “banking,” in the aquifer system at the Cadiz Ranch for up to one-million acre-feet of fresh water that would be imported and held in storage underground until needed in future dry years. The Mojave Groundwater Bank is also approved for up to 150,000 acre-feet of storage capacity that could be used to carryover and store water purchases of our water supply (“carryover storage”).  There are currently no groundwater banking programs along the Colorado River Aqueduct or lower Colorado River system.  The storage capacity of the Mojave Groundwater Bank would be comparable to Southern California’s largest surface reservoir, Diamond Valley Lake, but unlike a surface reservoir, the Mojave Groundwater Bank would not suffer significant losses from surface evaporation.

Similar to the contracts for supply discussed above, we expect water providers and entities with access to surplus water would contract for reserved storage capacity in our aquifer system through FGMWC.  Such storage capacity could be used for carryover storage or could be used for imported water (once sufficient conveyance infrastructure is available).  We entered into option agreements in 2010 that reserved storage capacity for $1,500 per AF of carryover storage, a market rate that we expect has escalated since that time and may be as much as $3,000 per AF.  Agencies with water storage contracts are also expected to pay annual maintenance fees up to approximately $35 per AF subject to annual inflation adjustments in addition to operations and maintenance costs during put or take operations into or out of storage.

We are in discussion with several parties interested in contracting for imported or carryover storage. Given the expected interconnection of the Mojave Groundwater Bank to the State Water Project and Colorado River systems, entities with access to surplus water on either system could contract for banking at the Mojave Groundwater Bank. Entry into water storage contracts or the construction of required facilities may be subject to public agency review.

In October 2025, we executed a Memorandum of Understanding with the US Bureau of Reclamation to explore opportunities to integrate our project into long-term planning for the Colorado River system including to support access to emergency supply, such as a strategic water reserve program, or facilitation of trades and exchanges available among the seven states that receive Colorado River supplies (“Basin States”). Reclamation is currently processing a Draft Environmental Impact Statement (“DEIS”) for new operational guidelines for the Colorado River system to address systemic decline in available supply to the seven Basin States and low elevation in Lake Powell and Lake Mead and is expected to issue final guidelines by October 2026. We believe the Mojave Groundwater Bank could play a positive role in long-term management of the Colorado River system.

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

Cadiz Inc.

To deliver conserved water off-property or import water for storage at the Cadiz Ranch, we are currently developing two pipeline routes for the Mojave Groundwater Bank – (1) the Southern Pipeline , which would extend southwards from the Cadiz Ranch to the Colorado River Aqueduct in Rice, California, and (2) the Northern Pipeline, which extends northwards from the Cadiz Ranch to Barstow, Antelope Valley, and Wheeler Ridge, California.

The Southern Pipeline is approved to be constructed within the ARZC ROW minimizing impacts to undisturbed desert and will provide railroad improvements. The capacity of the Southern Pipeline is anticipated to be approximately 120,000 AFY subject to final pipeline design and will accommodate dedicated supply deliveries and storage operations.

Our Northern Pipeline crosses an underserved area of southern California and intersects several regional water storage and conveyance facilities, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline, and is expected to improve water access to approximately 23 state-designated disadvantaged communities along the route.  Conversion of the existing pipeline from its previous designed use for natural gas to water conveyance would require the construction of pump stations, the installation of air release/air vacuum valves and blow-off valves along the pipeline, and other improvements.  Once converted to water conveyance, the annual delivery throughput of the Northern Pipeline for water conveyance is currently anticipated to be between 20,000 – 23,000 AFY.

When both the Northern Pipeline and Southern Pipeline become operational, the Mojave Groundwater Bank would interconnect Southern California’s primary water delivery systems for the first time, enabling more flexible trading among participants on these systems.

Engineering, Procurement & Construction

In 2025, we entered into an agreement with Stantec Inc. (NYSE: STN), a global leader in sustainable design and engineering, to oversee the engineering, procurement and construction management process for the Mojave Groundwater Bank as Owner’s Engineer and to support the selection of the lead construction contractor under a Construction Management at Risk (“CMAR”) delivery model to bring the project online on an accelerated construction timeline. Stantec has completed 30% design on the Northern Pipeline and continues to progress the design. In 2025, we selected W.M. Lyles as CMAR for the Northern Pipeline and executed a CMAR contract for pre-construction services. We anticipate updating the CMAR contract to include a Guaranteed Maximum Price (“GMP”) related to the Northern Pipeline during the second quarter of 2026 prior to the start of construction activities.

We have begun procurement of project components to support construction of facilities by entering into an option agreement for purchase of 36” steel pipe and contracting for use of linear generators to supply power at the pump stations and wellfield. The option agreement for the purchase of up to 180 miles of existing 36” steel pipe provides a 3-year option to purchase all or part of the pipeline assets at $155 per linear foot for a $5 million initial payment with certain rights to credit the initial payment against final purchase.

Cadiz Inc.

As we have progressed with the design work by the Owner’s Engineer and pre-construction services by the CMAR, the estimated cost to construct all required facilities to complete the Mojave Groundwater Bank, including conversion of the Northern Pipeline to water conveyance and construction of the Southern Pipeline, the wellfield and power facilities have increased from our previous estimate of approximately $800 million to our current estimate of between $1.25 and $1.5 billion.  The increase is due to a number of factors including higher anticipated labor and installation costs, increased cost of generating power for the pump stations and wellfield to meet air quality requirements, increased anticipated costs for performing work in such a remote location, and overall inflationary increases in construction costs over the past few years.  These costs are expected to be capped under GMPs in the construction contracts for the Mojave Groundwater Bank and recovered in fees collected from agencies contracting for water supply and storage. We are progressing toward GMP for the Northern Pipeline during the second quarter of 2026 prior to the start of construction activities and expect a GMP after we move through design and pre-construction services for the Southern Pipeline during second half of 2026.

Project Infrastructure Finance

Since forming MWI in December 2024, we have advanced a capital strategy for project financing of the Mojave Groundwater Bank centered on the combination of equity investment through public or private investors and tribal interests, low-cost federal loans or municipal bonds, and grant funding with a goal to maximize value to our shareholders. Our target capital structure includes approximately $451 million of equity, supplemented by municipal and government debt financing and grant funding to fund total expected capital infrastructure costs of between approximately $1.25 to $1.5 billion to complete a full buildout of the Mojave Groundwater Bank. Full buildout of the Northern Pipeline, Southern Pipeline, wellfield and groundwater banking facilities will be designed to manage the groundwater basin to cost-effectively serve multiple off-takers, including public agencies contracting for supply and storage as well as hydrogen development and on-going agricultural operations at the Cadiz Ranch. Capital costs for construction, operations and maintenance of these facilities will be apportioned to each off-taker and is expected to be fully recovered by contracted cash flows received from those off-takers.

In October 2025, we entered into the Lytton Credit Agreement pursuant to which we may require Lytton to provide up to $51 million in an unsecured loan facility, convertible into the Storage Cash Flows Right, which Lytton would then contribute to MWI, in exchange for equity interests in MWI on the same economic terms offered to other equity investors in MWI.  The Lytton Credit Agreement represents the first tranche of up to approximately $451 million in total equity capital being raised by us through MWI, to construct, own and operate the Mojave Groundwater Bank (see Note 7 to the Consolidated Financial Statements – “Long-Term Debt”).

We are currently engaged in the completion of due diligence with private equity investors for up to a targeted $400 million in equity commitment to MWI. Upon completion of definitive agreements for an additional $400 million in equity capital investments in MWI, we expect to contribute to MWI our pipeline infrastructure assets, including the Northern Pipeline and the Southern Pipeline right-of-way.  Accordingly, MWI investors would share in the cash flows generated from the constructed facilities including from the supply agreements and the Storage Cash Flows Right. Under this potential structure, in consideration of our transfer of assets, we expect to receive an upfront capital reimbursement payment at closing and an equity interest in MWI, entitling us to share in the long-term cash flows generated by MWI, among other consideration.  Additionally, we would retain the right to 49% of the cash flows generated from our water-storage operations that would not be contributed to MWI.

Cadiz Inc.

In addition to financing arrangements above, we have also made progress in securing debt financing for the Mojave Groundwater Bank.  In February 2026 we qualified to receive an invitation from the U.S. Environmental Protection Agency (“EPA”) to apply for up to $194 million under the Water Infrastructure Finance and Innovation Act (“WIFIA”) program to support Northern Pipeline conversion costs. This invitation reserves federal funding for the project while we advance through the underwriting process. In addition to WIFIA, we are evaluating the potential issuance of other debt financing including revenue bonds or other municipal debt instruments through a to-be-formed Joint Powers Authority (“JPA”).

We also continue to coordinate with our partners through the Fenner Gap Mutual Water Company to pursue a range of state and federal grant opportunities that support water supply resilience, infrastructure modernization, renewable energy integration, and projects benefiting disadvantaged communities and tribal entities. These include programs administered by federal agencies such as the EPA, Department of Commerce, Bureau of Reclamation, and Department of Energy, as well as California state funding programs.

Permits

The value of our assets and the anticipated revenues from water supply, water storage contracts and profit sharing with MWI is supported by several permits and entitlements secured by us and our partners.

From 2010 – 2012, we completed a California Environmental Quality Act (“CEQA”) review process including the approval of a comprehensive Final Environmental Impact Report (“FEIR”) for the conservation of 2.5 million acre-feet of water from the aquifer system over a 50-year period (50,000 AFY for 50 years) and the storage and banking of up to one million acre-feet of water in the aquifer system at the Cadiz Property which is now called the Mojave Groundwater Bank. The FEIR concluded that operations would not cause any significant adverse environmental impacts. The FEIR was certified on July 31, 2012, by Santa Margarita Water District (“SMWD”), the lead participating water agency.

San Bernardino County, the local agency responsible for groundwater use at the Cadiz Property, also approved a Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP”) for the project in 2012 that requires regular reporting of groundwater levels and conditions. The FEIR and GMMMP permits were challenged through litigation and were upheld and sustained in their entirety by judgements in the California Superior Court in 2014 and the California Court of Appeal in 2016 and are no longer subject to legal challenge.

In August 2019, an Addendum to the FEIR was adopted by the Fenner Valley Water Authority (“FVWA”), the joint powers authority comprised of SMWD, the County of San Bernardino and other public agencies participating in the project, to address updates to the project proposal, including a water treatment program and changes to the pipeline route. The Addendum also assessed new studies published about natural springs in the surrounding watershed at the project area. The Addendum concluded that there are no significant adverse impacts associated with the minor changes to the project and further summarized that the spring studies did not change the conclusions of the FEIR’s analysis. The Addendum was not challenged in court and the statute of limitations to challenge has expired.

Cadiz Inc.

In September 2025, FVWA approved a 2nd Addendum to the project’s final EIR analyzing the conversion of the Northern Pipeline from oil/natural gas use to a water conveyance facility, including construction of pump stations, air-relief and blow-off valves and related improvements. The 2nd Addendum identified no new significant impacts from the project modifications and was adopted by the FVWA Board without any objections. FVWA also approved a memorandum of understanding for entry into a lease with MWI to operate the Northern Pipeline facilities and the groundwater management plan in coordination with the FGMWC. The 2nd Addendum was not challenged in Court and the statute of limitations to challenge the approval has expired.

While the 2012 FEIR and GMMMP approvals authorized carryover storage up to 150,000 acre-feet and provided a programmatic assessment of imported storage up to 1 million acre-feet, additional project level environmental study and amendments to the GMMMP are required prior to utilizing the project facilities for storage of imported surplus water. We currently anticipate submitting a 3rd Addendum to the Final EIR analyzing storage operations in Q2 2026 for consideration by the County of San Bernardino and FVWA.

Hydrological and geological study required under our permits is ongoing and we regularly monitor and report groundwater conditions to the County of San Bernardino as part of our agricultural use. The County of San Bernardino and SMWD through FVWA established an inter-agency Technical Review Panel (“TRP”) in 2024 mandated by the GMMMP approvals to provide scientific and environmental monitoring of the project area. The TRP assesses pre-operational data and makes recommendations for monitoring protocols to be implemented upon commencement of operations.

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

In December 2023, after a public review process, the US Bureau of Land Management (“BLM”) and the US Air Force assigned to our subsidiary Cadiz Real Estate LLC EPNG’s existing right-of-way for federal lands crossed by the Northern Pipeline authorizing continued maintenance as an idle natural gas pipeline. The right-of-way was not challenged in court and the statute of limitations to challenge has expired.

Prior to operating the Northern Pipeline for water conveyance, we require change of use authorizations from the BLM, the Air Force, and the California State Lands Commission ("CLSC"). We have filed applications with each agency for these authorizations, and these applications are all in process. The CSLC application also includes a request for a finding that conveying water from the Cadiz Ranch will not adversely affect the desert environment in accordance with California Water Code Section 1815, the 2019 law that requires desert groundwater projects to apply for a review by the CSLC prior to moving water in conveyance facilities.

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

To deliver water from the Mojave Groundwater Bank to any participating agencies via the Southern Pipeline, the operating parties will require an agreement with Metropolitan Water District of Southern California (“MWD”) to move water supplies from the Mojave Groundwater Bank using the CRA; and a finding by CSLC that conveying water from the Cadiz Ranch will not adversely affect the desert environment in accordance with California Water Code Section 1815. MWD and CSLC approvals will be bound by the existing CEQA record of review, study, and approvals.

Water Filtration Technology

Acquired in 2022, our wholly owned subsidiary ATEC Water Systems, LLC (“ATEC”) provides innovative water treatment solutions for impaired or contaminated water sources.  Adding the ATEC water treatment solutions and services to our business portfolio has diversified our range of innovative, sustainable clean water solutions offered in support of our mission to provide safe, affordable drinking water to communities in need.

ATEC, based in Hollister, California, has produced water treatment systems since 1982. It pioneered technology to provide cost-effective, high-rate removal of iron and manganese and then expanded its reach to a full range of contaminants, including, arsenic, Chromium-6, nitrates, PFAS and other contaminants found in source waters that limit the available supply of drinking water for many communities. ATEC has four U.S. patent applications pending for unique treatment processes and filter designs and plans to file for two additional patents in 2026.

Cadiz Inc.

ATEC manufactures and sells an array of small, modular vertical steel tanks ranging from 14-inch to 60-inch in diameter coupled with filter media to remove water contaminants for our customers. ATEC’s modular, vertical tank systems can be scaled in size to serve small, rural communities as well as larger municipalities with system treatment capacities up to 60 million gallons per day (MGD) and require less ancillary infrastructure, maintenance and upkeep than traditional filtration systems. Our customers include municipalities, public and private utilities, industries, and engineering and construction firms constructing new plants. During the 4th quarter of 2025, we added a second welding line to provide an anticipated increase of 100% in our production capacity.

ATEC has built more than 500 water filtration systems for cities, water districts, investor-owned utilities and small communities and businesses throughout the U.S., Canada, and Asia.

Since our acquisition of the business, ATEC has experienced a significant increase in demand and in 2025 delivered the largest project in its history, completing 320 filters for the Central Utah Water Conservancy District 60 MGD Vineyard Wellfield Groundwater Polishing Project. In 2025, ATEC also experienced record revenue growth, with revenues reaching  $14.5 million in 2025 (compared to $7.9 million in 2024).  Additionally, with a greater contracted sales force, we also expanded our geographic and marketing channel reach, seeing 74% growth in business orders during the year.

In 2026, ATEC is expected to further expand its reach in the PFAS and Chromium-6 treatment markets, which are growing following implementation of more stringent state and federal regulations, as it continues to develop its market position beyond its traditional iron and manganese treatment business.

Equity, Sustainability and Environmental Justice

Water insecurity is one of the most pressing challenges of the 21st century, driven primarily by lack of infrastructure and the impacts of climate change creating an imbalance in supply and demand around the world. We recognize that our land and water assets can play a valuable role in addressing the growing issue of water insecurity in many communities. Our vision is a world where wealth and geography do not dictate access to clean, fresh, affordable water. We have made a commitment to delivering clean, reliable, and affordable water to disadvantaged communities through innovative and sustainable approaches. The following is a list of highlights of our programs to achieve these objectives:

1.

Water for disadvantaged communities. We have committed to make available clean affordable water supply from the Cadiz Property to rural, underserved, tribal and disadvantaged communities that lack reliable access to California’s traditional sources of water supply.  To date, we have committed to make available more than 250,000 AF of water supply to serve disadvantaged communities in California’s High Desert, Inland Empire and Coachella Valley communities. Additionally, all public agency participants with agreements to contract for water from the Mojave Groundwater Bank must serve at least one disadvantaged community within their service area.

Cadiz Inc.

2.

Ownership of Water Infrastructure by Native American Tribes. We are partnering with Lytton Rancheria of California, a federally recognized Native American Tribe, to build, own and operate the Mojave Groundwater Bank and we anticipate that Lytton and other Tribes will maintain lasting ownership of a portion of the largest groundwater bank in the Southwest. This will be the first major water infrastructure project off tribal lands to be majority-owned by Native American Tribes in U.S. history.

3.

Improve local water quality. Utilizing our ATEC filtration systems, we can improve water quality in communities affected by contaminated groundwater.  Beginning in 2024, we donated ATEC filtration systems to communities in the Coachella Valley affected by high levels of arsenic.  Approximately $3.1 million has been invested in farmworker and tribal communities at the Torres Martinez tribal reservation to provide residential well treatment systems at homes relying on well water. In January 2026, the EPA lifted the bottled water order for the community due to the sustained success of the ATEC system in bringing arsenic levels to safe levels.

4.

Repurposing fossil fuel assets. The use of the Northern Pipeline for water conveyance will convert a former oil and gas pipeline for the beneficial use of water conveyance. The repurposing of this existing fossil fuel pipeline and use of advanced non-combustion distributed energy technologies will contribute to a reduction in harmful emissions in the region and reduce the energy load on the state’s electric grid and vital water resources.

5.

Creation of new renewable energy. Our Southern Pipeline will feature in-line turbines that will generate renewable hydropower. The project wellfield and pump stations are expected to be powered at least in part by renewable energy and natural gas. In 2025, we converted three of our diesel operated agricultural wells to natural gas to reduce emissions. In addition, we are working with RIC Energy to site California’s largest green hydrogen production facility at the Cadiz Ranch. RIC Energy is expected to begin permitting on the facility this year.

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

7.

Support stable, affordable water rates. Water supply from the Mojave Groundwater Bank is expected to be among the lowest cost supplemental water supply available in the region when compared to other supplemental water supply programs such as desalination, recycling, stormwater capture and surface storage.  We have also entered into agreements with public water agencies that serve disadvantaged communities to supply water from the Mojave Groundwater Bank at reduced cost.

Cadiz Inc.

8.

Create and support good-paying jobs. The Mojave Groundwater Bank is expected to create and support nearly 6,000 jobs across the local economy during two phases of construction, including 3,000 from the Northern Pipeline project; 10% of jobs are reserved for veterans. We maintain a Project Labor Agreement with building trades and labor unions to pay our workforce prevailing wage and employ union members during construction of the Mojave Groundwater Bank facilities.

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

Human Capital Resources

As of December 31, 2025, we employed 31 full-time employees (i.e. those individuals working more than 1,000 hours per year) including 22 full-time employees at ATEC. Our business operations also rely on third-party contracted seasonal and temporary workers, as well as consultants and other professional vendors to help augment specialized human capital and talent needs. Our full-time and third-party contracted workers, as well as consultants and vendors, must follow our code of conduct and ethics policy, as well as our whistleblower and information security policies.

We appreciate the importance of retention, growth and development of our employees. The average tenure of our full-time employees is approximately 5 years, reflecting our positive work environment that offers opportunities to develop new skills and advance to new positions. We believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to our employees, including a 401(k) plan. Further, we urge professional development opportunities and mentorship to cultivate talent throughout our company.

Cadiz Inc.

As a small workforce, we focus on skill sharing and experience diversity in the workplace. Our full-time employees have regular opportunities to work with senior leadership and/or Board members in pursuit of business objectives. Management and Board leadership provide annual reviews of employee performance. Human capital is generally managed by our CEO, COO and CFO, and employment policies are overseen by the Board, particularly the Compensation Committee. Our Board encourages diversity in the workforce. Approximately 45% of our senior executives are female.

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

Cadiz Inc.

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

Cadiz Inc.

For example, while we presently hold agreements with multiple public water systems for their purchase of 21,275 AFY and are in discussions with additional public water agencies to enter agreements for the full supply capacity of our Mojave Groundwater Bank (50,000 AFY) any contracts will be subject to conditions precedent including standard regulatory review and permitting. There is no assurance that we can meet the conditions precedent for any of these contracts and even if we do, there is no assurance that we can meet them in a timely manner.

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

We are currently engaged in the completion of due diligence with private equity investors related to potential investments in MWI by these entities to support the construction, ownership, and operation of the Mojave Groundwater Bank. Any agreements announced with these potential investors are not binding and there is no guarantee that we will be able to enter into binding definitive agreements or that the proposed transactions pursuant to the current letters of intent or term sheets will move forward based on the terms described in such agreements. Even if we do enter into definitive agreements for investments into the construction, ownership and operations of the Mojave Groundwater Bank, we may not be able to obtain the requisite total funding necessary for the construction of all facilities for the Mojave Groundwater Bank or such additional funding may not be available on terms satisfactory to the parties or in sufficient amounts, or the progress of the Mojave Groundwater Bank may not proceed as planned, or the definitive agreements entered into, if any, may not generate our anticipated benefits. These events could materially and adversely affect the success of the Mojave Groundwater Bank and, as a result, materially and adversely affect our business prospects.

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

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness or To Obtain Additional Financing Will Impact our Ability to Implement Our Asset Development Programs

As of December 31, 2025, we had total indebtedness outstanding to our lenders of approximately $78.3 million, of which $63.3 million is secured by our assets. On October 27, 2025 (“Effective Date”), we entered into the Lytton Credit Agreement, pursuant to which we may require Lytton to provide up to $51 million in an unsecured loan facility, convertible into the Storage Cash Flows Right, which Lytton would then contribute to MWI, in exchange for equity interests in MWI on the same economic terms offered to other equity investors in MWI.  The Lytton Credit Agreement represents the first tranche of up to approximately $451 million in total equity capital being raised by us through MWI, to construct, own and operate the Mojave Groundwater Bank.  Under the Lytton Credit Agreement, at our election we may draw, as an unsecured term loan, up to $51 million in one or more installments beginning on the Effective Date and ending April 30, 2027. We made an initial draw of $15 million for reimbursement of Mojave Groundwater Bank project expenses and to support development activities in November 2025 and a second draw of $15 million in March 2026.

To the extent that we do not make principal and interest payments on the indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

We will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs, including the Mojave Groundwater Bank, and water filtration technology business produce revenues sufficient to fund operations, or we receive reimbursement for costs advanced for development of the Mojave Groundwater Bank through the Lytton Credit Agreement and payment from MWI among other consideration for our transfer of assets into MWI. If we cannot raise funds if and when needed, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company. We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it. If we are unable to obtain additional credit, we may engage in further debt or equity financings. Our ability to obtain financing will depend, among other things, on the status of our asset development programs and water filtration technology business and general conditions in the capital markets at the time financing is sought. Any further equity or convertible debt financings would result in the dilution of ownership interests of our current stockholders.

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

Cadiz Inc.

Increased Cybersecurity Requirements, Vulnerabilities, Threats and More Sophisticated and Targeted Computer Crime Could Pose a Risk to Our Systems, Networks, Products, Solutions, Services and Data

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to our security and our customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of the data. We remain potentially vulnerable to additional known or unknown threats, including threats generated through increasingly sophisticated technologies such as artificial intelligence, despite our attempts to mitigate these risks. We also may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Our efforts to protect sensitive, confidential or personal data or information, may nonetheless leave us vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Additionally, violations of privacy or cybersecurity laws (including the California Consumer Privacy Act), regulations or standards increasingly lead to class-action and other types of litigation, which can result in substantial monetary judgments or settlements. Therefore, any such security breaches could have a material adverse effect on us.

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

Additional Eastern Mojave Properties

Piute: We own approximately 9,000 acres in the Piute Valley. This landholding is located 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California. Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater and could be suitable for agricultural development or solar energy production. The Piute Valley properties include private inholdings in the Mojave Trails National Monument and are proximate to or border areas designated by the state and federal government as the Mojave National Preserve, Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are therefore ideally suited for preservation and conservation. Approximately 7,400 acres of our Piute Valley properties are reserved in our Fenner Valley Desert Tortoise Conservation Bank, which is the largest land bank in California dedicated to protecting the desert tortoise. The Fenner Valley Desert Tortoise Conservation Bank offers credits that can be acquired by public and private entities required to mitigate or offset impacts to the desert tortoise linked to planned development. We are presently marketing these credits to a variety of planned developments in the region.

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

Executive Offices

We lease approximately 4,500 square feet of office space in Los Angeles, California for our executive offices (“Executive Office Lease”). The Executive Office Lease terminates in May 2030. The current base rent under the Executive Office Lease is approximately $10,000 per month. We lease a total of approximately 44,500 square feet of industrial space under two leases in Hollister, California for our water filtration technology operations (“Hollister Leases”). The Hollister Leases terminate in October 2028 and May 2029. The current base rent under the Hollister Leases is approximately $35,500 per month.

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

Debt Secured by Properties

Our assets have been pledged as collateral for $63.3 million of senior secured debt outstanding as of December 31, 2025.

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

As of March 25, 2026, the number of stockholders of record of our common stock was 55.

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

All securities sold by us during the three years ended December 31, 2025, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

Cadiz Inc.

Water Conveyance – We own an existing 220-mile 30-inch steel pipeline (“Northern Pipeline”), that intersects several water storage and conveyance facilities in Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The maximum potential capacity of the Northern Pipeline for water conveyance is anticipated to be 25,000 AFY with expected throughput to be between 20,000 – 23,000 AFY.  We also own a 99-year lease with the Arizona & California Railroad Company that will allow us to construct a 43-mile water conveyance pipeline (“Southern Pipeline”) within the existing, active railroad right-of-way that extends from the Cadiz Ranch to the Colorado River Aqueduct (“CRA”). We currently expect the capacity of the Southern Pipeline to be 120,000 AFY to accommodate imported water storage.  We hold an option to purchase up to 180 miles of existing unused 36” steel pipeline that can be used in construction of the Southern Pipeline system or to replace certain components of the Northern Pipeline.

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

In 2024, we entered into agreements with public water systems, private utility and other private water providers for their purchase of 21,275 AFY of annual water supply from us to be delivered via the Northern Pipeline. Through membership in Fenner Gap Mutual Water Company, a mutual water company to be owned by the participating water agencies, these agreements provide for delivery of purchased annual water supply over a 40-year term (take on delivery), at an agreed upon market price estimated to start at approximately $850/AFY (in 2024 dollars) and subject to annual adjustment. Participating water providers are also expected to pay a portion of operating costs and the capital costs for conversion of facilities.

To finance construction of all improvements and required facilities to operate the Mojave Groundwater Bank project including the Northern Pipeline, Southern Pipeline and related facilities currently estimated at $1.5 billion, we established a new special purpose business entity Mojave Water Infrastructure Company LLC (“MWI”) that will fund these capital costs in partnership with public sector, tribal and other investors.

In October 2025, we entered into the Lytton Credit Agreement, pursuant to which we may require Lytton to provide up to $51 million in an unsecured loan facility, convertible into the Storage Cash Flows Right, which Lytton would then contribute to MWI, in exchange for equity interests in MWI on the same economic terms offered to other equity investors in MWI.  The Lytton Credit Agreement represents the first tranche of up to approximately $451 million in total equity capital being raised by us through MWI, to construct, own and operate the Mojave Groundwater Bank (see Note 7 to the Consolidated Financial Statements – “Long-Term Debt”).

Cadiz Inc.

In addition, we are currently engaged in the completion of due diligence with private equity investors for up to a targeted $400 million in equity commitment to MWI. Upon completion of definitive agreements for an estimated additional $400 million in equity capital investments in MWI, we expect to contribute to MWI our pipeline infrastructure assets, including the Northern Pipeline and the Southern Pipeline right-of-way.  In addition, Lytton would contribute to MWI the Storage Cash Flows Right (see Note 7 to the Consolidated Financial Statements – “Long Term Debt”). Accordingly,  MWI investors would be expected to share in the cash flows generated from the constructed facilities including from the supply agreements and the Storage Cash Flows Right. Under this potential structure, in consideration of our transfer of assets, we expect to receive an upfront capital reimbursement payment at closing and an equity interest in MWI, entitling us to share in the long-term cash flows generated by MWI, among other consideration.

MWI investors are expected to coordinate with us and project participants to seek available infrastructure grants and/or other financing alternatives, including potential revenue bond issuances through a to-be-formed Joint Powers Authority, to fund any remaining construction costs.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

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

We evaluate our performance based on segment operating income (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating income (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the years ended December 31, 2025 and 2024:

Cadiz Inc.

	Twelve Months Ended December 31, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,835	$14,478	$16,313

Costs and expenses:
Cost of sales	3,687	7,476	11,163
General and administrative	25,013	4,471	29,484
Depreciation	1,228	36	1,264

Total costs and expenses	29,928	11,983	41,911

Operating income (loss)	$(28,093)	$2,495	$(25,598)

	Twelve Months Ended December 31, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,708	$7,900	$9,608

Costs and expenses:
Cost of sales	2,984	4,314	7,298
General and administrative	22,525	1,820	24,345
Depreciation	1,159	55	1,214

Total costs and expenses	26,668	6,189	32,857

Operating income (loss)	$(24,960)	$1,711	$(23,249)

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited primarily to ATEC sales and sales from our alfalfa plantings and rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $34.2 million for the year ended December 31, 2025, compared with a net loss of $31.1 million for the year ended December 31, 2024.

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

Revenues. Revenue totaled $16.3 million during the year ended December 31, 2025, primarily related to ATEC sales totaling $14.5 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $1.4 million and rental income from agricultural leases totaling $0.4 million. Revenue totaled $9.6 million during the year ended December 31, 2024, primarily related to ATEC sales totaling $7.9 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $1.3 million and rental income from our agricultural leases totaling $0.4 million. The increase in ATEC sales primarily relates to revenues from shipment of 441 filters in 2025 compared to shipment of 286 filters in 2024.

Cadiz Inc.

Cost of Sales. Cost of sales totaled $11.2 million during the year ended December 31, 2025, comprised of $7.5 million related to ATEC (48.4% gross margin) and $3.7 million related to our alfalfa crop harvest. Cost of sales totaled $7.3 million during the year ended December 31, 2024, comprised of $4.3 million related to ATEC (45.5% gross margin) and $3.0 million related to our alfalfa crop harvest. The improved ATEC gross margin is primarily driven by the increase in filter sales over which the fixed costs included in cost of sales can be spread. The increased net operating loss related to our alfalfa crop in 2025 ($2.3 million in 2025 compared to $1.7 million in 2024) was primarily due to a contractor delay in completing the conversion of three wells from diesel to natural gas causing higher operating expenses than anticipated.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2025, exclusive of stock-based compensation costs, totaled $24.2 million compared with $19.7 million for the year ended December 31, 2024. The increase in 2025 was primarily a result of increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank and increased marketing commissions and sales expenses related to ATEC growth. General and administrative expense for ATEC totaled $4.5 million in 2025 compared to $1.8 million for 2024.

Compensation costs from stock and option awards for the year ended December 31, 2025, totaled $5.3 million compared with $4.6 million for the year ended December 31, 2024. The higher 2025 expense was primarily due to an increase in stock-based non-cash awards to employees and consultants.

Depreciation. Depreciation expense totaled $1.3 million and $1.2 million during the years ended December 31, 2025 and 2024, respectively.

Interest Expense, Net. Interest expense totaled $8.6 million during the year ended December 31, 2025, compared to $7.9 million during the year ended December 31, 2024. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2025	2024

Cash interest on outstanding debt	$1,636	$1,530
PIK interest on outstanding debt	2,796	2,364
Interest added to lease obligation	3,087	2,794
Amortization of debt discount	1,595	1,316
Finance expense	141	307
Interest Income	(477)	(342)
Other Income	(198)	(89)

	$8,580	$7,880

Increased interest expense is primarily due to increased borrowing under the Lytton Credit Agreement. Interest income primarily relates to interest on investments in short-term deposits.

Cadiz Inc.

Gains on Derivative Liabilities. Gains on derivative liabilities totaled $38 thousand during the year ended December 31, 2025 compared to $0 in the year ended December 31, 2024. The gains recorded in 2025 were a result of a remeasurement of a derivative liability recorded related to the Lytton Credit Agreement (see Note 7 to the Consolidated Financial Statements – “Long-Term Debt”).

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

$5.0 million of the net proceeds from the November 2024 Direct Offering were paid in January 2025 to secure an exclusive option finalized in December 2024 to purchase up to 180 miles of steel pipe intended to be used for the development of the Mojave Groundwater Bank. The remaining proceeds from the November 2024 Direct Offering and the proceeds from the March 2025 Direct Offering were primarily used for capital and other expenses related to the development and construction of the Mojave Groundwater Bank, working capital, and general corporate purposes.

Debt Offerings

In July 2021, we entered into a $50 million new credit agreement (“Credit Agreement”) (see Note 7 to the Consolidated Financial Statements – “Long-Term Debt”). The proceeds of the Credit Agreement, together with the proceeds from the Depositary Share Offering, were used to (a) repay all our outstanding senior secured debt obligations in the amount of approximately $77.6 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds were used for working capital needs and for general corporate purposes.

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

Under the First Amended Credit Agreement, the maturity date of the Credit Agreement was extended from July 2, 2024 to June 30, 2026.

On March 6, 2024, we entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”) (see Note 7 to the Consolidated Financial Statements – “Long-Term Debt”). Before entering into the Third Amended Credit Agreement, Heerema purchased the outstanding secured non-convertible term loans under the Credit Agreement (“Assignment”). In connection with the Assignment, the existing holders of both the Convertible Loan and non-convertible term loans consented to effectuate the Third Amended Credit Agreement in consideration of a consent fee in the aggregate amount of $479,845 payable in the form of our common stock (valued at $2.89 per share, or 166,036 shares), which was registered pursuant to an effective shelf registration statement on Form S-3 and a prospectus supplement thereunder. The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027.

The annual interest rate remains unchanged at 7.00%. Interest on $21.2 million of the remaining principal amount will be paid in cash. Interest on the New Secured Convertible Debt and existing Convertible Loan is paid in kind on a quarterly basis.

On October 27, 2025, we entered into the Lytton Credit Agreement, pursuant to which Lytton provided the first tranche of capital (the “Tribal Investment”) for construction of the Mojave Groundwater Bank.  Under the Lytton Credit Agreement, the Company at its election may draw, as an unsecured term loan, up to $51 million in one or more installments beginning on the Effective Date and ending April 30, 2027. The unsecured term loan bears interest at a fixed rate of 8% per annum, payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. Interest may be paid in cash or, upon mutual agreement between us and Lytton, in shares of our common stock determined in accordance with the Lytton Credit Agreement. The Tribal Investment matures on April 30, 2031 (“Initial Maturity Date”) which may be extended to April 30, 2036 if any principal amount remains outstanding as of the Initial Maturity Date.

Cadiz Inc.

In connection with the Lytton Credit Agreement, the Company agreed to issue shares of its common stock to Lytton as follows:

●	upon execution of the Lytton Credit Agreement, a commitment fee of 600,000 shares;
●	on each funding date, a funding fee of 25,000 shares per $1 million of principal amount funded; and
●	in the event the Tribal Investment is extended beyond the Initial Maturity Date, an extension fee of 800,000 shares.

At any time following the funding of the full $51 million Tribal Investment amount under the Lytton Credit Agreement, at Lytton’s election, any outstanding principal and accrued interest of the Tribal Investment may be converted into a contractual right to receive a share of future cash flows from our water-storage rights (the “Storage Cash Flows Right”), which will entitle Lytton to receive 51% of the cash flows generated from our water-storage operations, provided that Lytton contributes the Storage Cash Flows Right to MWI, our special purpose entity formed to construct, own and operate the Mojave Groundwater Bank, in exchange for an ownership interest in MWI alongside other expected equity investors in MWI on the same economic terms.

The proceeds from the Tribal Investment will be used to fund the construction, development, ownership, operation, and other ongoing costs of the Mojave Groundwater Bank, and to reimburse our expenses related thereto. We made an initial draw of $15 million for reimbursement of Mojave Groundwater Bank project expenses and to support development activities in November 2025 and a second draw of $15 million in March 2026 (see Note 7 to the  Consolidated Financial Statements – “Long-Term Debt”).

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

Cadiz Inc.

Cash Used for Operating Activities. Cash used for operating activities totaled $18.9 million for the year ended December 31, 2025, and $21.5 million for the year ended December 31, 2024. The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business including increased working capital needs related to accounts receivable and inventory offset by increased accounts payable. The decrease in cash used in operating activities was primarily driven by a decrease in working capital needs at ATEC due to completion of the final shipment of the contracted 320 filters for the Central Utah Water Conservancy District’s Vineyard Wellfield Groundwater Polishing Project during the second quarter of 2025.

Cash Used for Investing Activities. Cash used for investing activities in the year ended December 31, 2025, was $12.6 million, compared with $1.2 million for the year ended December 31, 2024. The cash used in 2025 was primarily related to securing an exclusive option to purchase up to 180 miles of steel pipeline intended to be used for the development of the Mojave Groundwater Bank for $5.0 million, conversion of wells from diesel to natural gas, Northern Pipeline inspection costs, and engineering design costs related to the Mojave Groundwater Bank project. The cash used in the 2024 period primarily related to the development cost for the planting of 125 additional acres of alfalfa.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $25.4 million for the year ended December 31, 2025, compared with cash provided by financing activities of $35.5 million for the year ended December 31, 2024. Proceeds from the financing activities in the 2025 period primarily related to the issuance of shares under a direct offering and an initial $15 million borrowing under the Lytton Credit Agreement offset by the payment of the remaining deferred portion of the purchase price related to the ATEC acquisition. Proceeds from financing activities for the 2024 period primarily related to the issuance of long-term debt under the Third Amended Credit Agreement and to the issuance of shares under a direct offering.

(b)	Outlook

Short-Term Outlook. Proceeds from draws under the Lytton Credit Agreement, including the $15 million draw made in March 2026, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our ATEC operations are expected to be funded using existing capital and cash profits generated from operations during 2026.

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

(1) Liquidity. Management assesses whether we have sufficient liquidity to fund our costs for the next twelve months from the financial statement issuance date. Management evaluates our liquidity to determine if there is a substantial doubt about our ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgement to estimate the significant assumptions related to our projected cash flows including the following: (i) projected cash outflows, (ii) projected cash inflows, (iii) categorization of expenditures as discretionary versus non-discretionary, and (iv) the ability to raise capital. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

Limitations on our liquidity and ability to raise capital may adversely affect it. Sufficient liquidity is critical to meet our activities. Although we currently expect our sources of capital to be sufficient to meet our near-term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately impact our viability as a company.

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

Cadiz Inc.

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

In our annual impairment analysis in the fourth quarter of 2025, the goodwill of all reporting units in our water and land resources and water filtration technology reportable segments were tested utilizing a qualitative assessment. Based on this assessment, we determined that the fair values of these reporting units were more-likely-than-not greater than their respective carrying values. Therefore, the goodwill of our reporting units was not impaired.

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

Cadiz Inc.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors. Based on their evaluation as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Cadiz Inc.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2025.

ITEM 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2025.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2025.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2025.

ITEM 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2025.

Cadiz Inc.

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

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

Cadiz Inc.

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

Cadiz Inc.

**10.33	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of July 2, 2021

**10.34	First Amendment to Deed of Trust, Assignment of Leases and Rents, Securities Agreement, Financing Statement and Fixture Filing, dated as of February 2, 2023

†**10.35	Amended and Restated Employment Agreement between Cadiz Inc. and Susan P. Kennedy dated as of April 26, 2024

**10.36	Form of Board Observer and Nomination Right Agreement

**10.37	Amendment No. 1 to Board Observer and Nomination Right Agreement, dated as of March 6, 2024, by and between Cadiz Inc. and Heerema International Group Services S.A.

**10.38	Form of Underwriting Agreement

**10.39	Form of Registration Rights Agreement

**10.40	Form of Amendment No. 1 to Registration Rights Agreement

**10.41	Form of Amendment No. 2 to Registration Rights Agreement

**10.42	Amendment No. 3 to Registration Rights Agreement, dated as of March 6, 2024, by and between Cadiz Inc. and Heerema International Group Services S.A.

**10.43	Amended and Restated Limited Liability Company Agreement of ATEC Water Systems, LLC dated as of November 6, 2022

**10.44

Successor Agent and Amendment Agreement, dated as of July 23, 2024, by and among Cadiz Inc., Cadiz Real Estate LLC, ATEC Water Systems, LLC, Octagon Partners LLC, the other loan parties, the lenders thereto, B. Riley Securities, Inc and Alter Domus LLC

**10.45	Northern Pipeline Delivery Agreement, dated as of August 13, 2024, by and among Cadiz Inc., Cadiz Real Estate LLC, Fenner Gap Mutual Water Company and Cucamonga Valley Water District

†**10.46	Employment Agreement between Cadiz Inc. and Cathryn Rivera dated as of September 16, 2024

**10.47	Renewable Energy System Site Lease and Easement Agreement, dated October 21, 2024, between Cadiz Real Estate LLC and RIC Development, LLC

Cadiz Inc.

**10.48	Placement Agent Agreement, dated as of November 4, 2024, by and between the Company and B. Riley Securities, Inc.

**10.49	Purchase Option Agreement, dated November 10, 2024, by and among GMHR Acquisitions Co., LLC, LKM Industries Inc., North West Iron & Metal LLC and Cadiz Inc.

**10.50	Letter of Intent, dated November 21, 2024, by and between Lytton Rancheria of California and Cadiz Inc.

**10.51	Placement Agent Agreement, dated as of March 7, 2025, by and between the Company and Roth Capital Partners, LLC

**10.52	Credit Agreement, dated as of October 27, 2025, by and between the Company and Lytton Rancheria of California

**10.53	Memorandum of Understanding, effective as of September 25, 2025, among the Bureau of Reclamation, Fenner Valley Water Authority, and Fenner Gap Mutual Water Company

*19.1	Insider Trading Policy

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97.1	Cadiz Clawback and Forfeiture Policy

Cadiz Inc.

* 101.INS	Inline XBRL Instance Document

* 101.SCH	Inline XBRL Taxonomy Extension Schema

* 101.CAL	Inline XBRL Taxonomy Extension Calculation

* 101.DEF	Inline XBRL Extension Definition

* 101.LAB	Inline XBRL Taxonomy Extension Label

* 101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________

†	Management contract or compensatory plan or agreement.
*	Filed herewith.
**	Previously filed.
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

CADIZ INC.

By:	/s/ Susan P. Kennedy
Susan P. Kennedy,
Chief Executive Officer

Date:	March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Susan P. Kennedy	March 31, 2026
Susan Kennedy, Chair and Chief Executive Officer (Principal Executive Officer)

/s/ Stanley E. Speer	March 31, 2026
Stanley E. Speer, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen E. Courter	March 31, 2026
Stephen E. Courter, Director

/s/ Maria Dreyfus	March 31, 2026
Maria Dreyfus, Director

/s/ Maria Echaveste	March 31, 2026
Maria Echaveste, Director

/s/ Winston H. Hickox	March 31, 2026
Winston H. Hickox, Director

/s/ Barbara Lloyd	March 31, 2026
Barbara Lloyd, Director

/s/ Kenneth Lombard	March 31, 2026
Kenneth Lombard, Director

/s/ David O’Hara David O’Hara, Director	March 31, 2026

/s/ Richard Polanco	March 31, 2026
Richard Polanco, Director

Cadiz Inc.

Cadiz Inc. Consolidated Financial Statements

Cadiz Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cadiz Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Cadiz Inc.

Accounting for the Lytton Credit Agreement

As described in Notes 2 and 7 to the consolidated financial statements, on October 27, 2025, the Company entered into a definitive agreement (the “Lytton Credit Agreement”) with Lytton Rancheria of California (Lytton), pursuant to which Lytton will provide the first tranche of capital (the “Tribal Investment”) for construction of the Mojave Groundwater Bank. Under the Lytton Credit Agreement, the Company at its election may draw, as an unsecured term loan, up to $51 million in one or more installments ending April 30, 2027. The Tribal Investment matures on April 30, 2031 (“Initial Maturity Date”), which may be extended to April 30, 2036. In connection with the Lytton Credit Agreement, the Company agreed to issue shares of its common stock to Lytton upon execution of the Lytton Credit Agreement, on each funding date, and in the event the Tribal Investment is extended beyond the Initial Maturity Date.  Management has evaluated whether the contracts to issue the Company’s common stock to secure funding should be classified as equity or a derivative liability. The Company’s obligation to deliver variable funding fee shares depending on the amount drawn on the facility by the Company was determined to be an equity contract and this obligation was recognized as a derivative liability of $7 million as of October 27, 2025.

The principal considerations for our determination that performing procedures relating to the accounting for the Lytton Credit Agreement is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s accounting for the Lytton Credit Agreement.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) obtaining and evaluating the executed Lytton Credit Agreement; (ii) evaluating management’s assessment relating to the determination of whether to account for the contracts to issue the Company’s common stock to secure funding as equity or a derivative liability based on the terms and conditions of the Lytton Credit Agreement; and (iii) evaluating the sufficiency of the Company’s disclosures in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 31, 2026

We have served as the Company’s auditor since at least 1995. We have not been able to determine the specific year we began serving as auditor of the Company.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss

	December 31,
(In thousands, except per share data)	2025	2024

Total revenues	$16,313	$9,608

Costs and expenses:
Cost of Sales	11,163	7,298
General and administrative	29,484	24,345
Depreciation	1,264	1,214

Total costs and expenses	41,911	32,857

Operating loss	(25,598)	(23,249)

Interest expense, net	(8,580)	(7,880)
Gain on derivative liability	38	-

Loss before income taxes	(34,140)	(31,129)
Income tax expense	(11)	(11)

Net loss and comprehensive loss	$(34,151)	$(31,140)

Less: Preferred stock dividend requirements	$5,083	5,106

Net loss and comprehensive loss applicable to common stock	$(39,234)	$(36,246)

Basic and diluted net loss per common share	$(0.48)	$(0.53)

Basic and diluted weighted-average shares outstanding	81,064	68,847

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets

($ in thousands, except per share data)	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$8,599	$17,292
Accounts receivable	5,613	4,586
Inventories	1,138	3,020
Prepaid expenses and other current assets	701	888
Total current assets	16,051	25,786

Property, plant, equipment and water programs, net	95,384	88,362
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	3,394	3,746
Long-term restricted cash	2,759	134
Other assets	17,192	10,332
Total assets	$140,914	$134,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,783	$2,261
Accrued liabilities	2,370	7,997
Current portion of long-term debt	51	120
Derivative liabilities	5,050	-
Dividend payable	1,265	1,288
Contingent consideration liabilities	-	1,200
Short-term deferred revenue	305	1,226
Operating lease liabilities	364	314
Total current liabilities	13,188	14,406

Long-term debt, net	72,705	56,708
Long-term lease obligations with related party, net	27,967	25,275
Long-term operating lease liabilities	3,122	3,473
Long-term deferred revenue	625	625
Other long-term liabilities	51	46
Total liabilities	117,658	100,533
Stockholders' equity:
Preferred stock - $.01 par value, 100,000 shares authorized at December 31, 2025, and December 31, 2024; shares issued and outstanding – 329 at December 31, 2025 and December 31, 2024	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at December 31, 2025, and December 31, 2024; shares issued and outstanding – 2,300 at December 31, 2025 and December 31, 2024	1	1
Common stock - $0.01 par value; 100,000,000 shares authorized at December 31, 2025 and December 31, 2024; shares issued and outstanding: 83,213,589 at December 31, 2025, and 75,353,889 at December 31, 2024	830	752

Additional paid-in capital	714,616	709,303
Accumulated deficit	(692,192)	(676,096)
Total stockholders' equity	23,256	33,961
Total liabilities and stockholders' equity	$140,914	$134,494

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
($ in thousands)	2025	2024

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:	$(34,151)	$(31,140)
Depreciation	1,264	1,214
Amortization of debt discount and issuance costs	1,595	1,316
Amortization of right-of-use asset	352	163
Interest expense added to loan principal	2,796	2,360
Interest expense added to lease liability	2,667	2,373
Finance expense	141	307
Compensation charge for stock and share option awards	5,299	4,605
Unrealized gain on derivative liabilities	(38)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,021)	(3,682)
Inventories	1,882	(914)
Prepaid expenses and other current assets	187	(380)
Other assets	1,129	106
Accounts payable	765	(392)
Lease liabilities	(301)	(136)
Deferred revenue	(921)	853
Other accrued liabilities	(575)	1,815

Net cash used in operating activities	(18,930)	(21,532)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(7,576)	(934)
Payments for contingent consideration liabilities	-	(250)
Additions to deposits for asset purchase options	(5,000)	-

Net cash used in investing activities	(12,576)	(1,184)

Cash flows from financing activities:
Net proceeds from issuance of common stock	18,335	22,135
Dividend payment	(5,106)	(5,106)
Proceeds from the issuance of long-term debt	15,000	20,000
Issuance costs of long-term debt	(1,231)	(1,294)
Principal payments on long-term debt	(127)	(177)
Payment for contingent consideration liabilities	(1,200)	-
Taxes paid related to net share settlement of equity awards	(233)	(52)

Net cash provided by financing activities	25,438	35,506

Net (decrease) increase in cash, cash equivalents and restricted cash	(6,068)	12,790

Cash, cash equivalents and restricted cash, beginning of period	17,426	4,636

Cash, cash equivalents and restricted cash, end of period	$11,358	$17,426

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders’ Equity

($ in thousands, except per share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	66,710,795	$665	329	$1	2,300	$1	$679,150	$(639,850)	$39,967

Issuance of shares pursuant to direct offerings	7,000,000	70	-	-	-	-	22,065	-	22,135
Dividends paid and declared on 8.875% series A cumulative perpetual preferred shares ($2,220 per share)	-	-	-	-	-	-	-	(5,106)	(5,106)
Issuance of warrants	-	-	-	-	-	-	887	-	887
Issuance of shares to lenders	166,036	1	-	-	-	-	480	-	481
Issuance of shares to consultants	100,000	1	-	-	-	-	256	-	257
Capitalization of gain on extinguishment of debt	-	-	-	-	-	-	1,928	-	1,928
Stock-based compensation expense, net of taxes	1,377,058	15	-	-	-	-	4,537	-	4,552

Net loss and comprehensive loss	-	-	-	-	-	-	-	(31,140)	(31,140)

Balance as of December 31, 2024	75,353,889	$752	329	$1	2,300	$1	$709,303	$(676,096)	$33,961

Issuance of shares pursuant to direct offerings	5,715,000	57	-	-	-	-	18,278	-	18,335
Dividends paid and declared on 8.875% series A cumulative perpetual preferred shares ($2,210 per share)	-	-	-	-	-	-	(3,818)	(1,265)	(5,083)
Reclassification of dividends paid on 8.875% series A cumulative perpetual preferred shares	-	-	-	-	-	-	(19,320)	19,320	-
Issuance of shares to lenders	975,000	9	-	-	-	-	5,119	-	5,128
Stock-based compensation expense, net of taxes	1,169,700	12	-	-	-	-	5,054	-	5,066
Net loss and comprehensive loss	-	-	-	-	-	-	-	(34,151)	(34,151)

Balance as of December 31, 2025	83,213,589	$830	329	$1	2,300	$1	$714,616	$(692,192)	$23,256

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

The Company’s supply, storage and pipeline assets are located in a remote area of eastern San Bernardino County that sits at the crossroads of major highway, rail, energy, and water infrastructure between California’s primary water supply systems, the Colorado River Basin and the State Water Project. As a result, the Company's groundwater storage project (the "Mojave Groundwater Bank") is well positioned to assist public water agencies in storing and managing unpredictable water supplies and provide reliable, affordable water supplies to chronically underserved areas of California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a net loss and comprehensive loss of $34.2 million and $31.1 million for the years ended December 31, 2025 and 2024, respectively. The Company had working capital of $2.9 million at December 31, 2025 and used cash in operating activities of $18.9 million for the year ended December 31, 2025. The higher loss in 2025 was primarily due to increased professional fees incurred in advancing the development of the Mojave Groundwater Bank offset by improved profitability from ATEC Water Systems, LLC ("ATEC") driven by increased filter sales.

Cadiz Inc.

Notes To The Consolidated Financial Statements

Cash requirements during the year ended December 31, 2025, primarily reflect certain operating and administrative costs related to the Company’s land, water, infrastructure and technology assets for water solutions including the Mojave Groundwater Bank, agricultural operations and water filtration business. The Company’s present activities are focused on the development of its assets in ways that meet an urgent need for groundwater storage capacity in Southern California and growing demand for affordable, reliable, long-term water supplies that provide water security against inevitable drought periods in the Southwestern United States.

On March 6, 2024, the Company entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”). The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027 (see Note 7 – “Long-Term Debt”, below).

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

On October 27, 2025, the Company entered into a definitive agreement (the “Lytton Credit Agreement”) with Lytton Rancheria of California, a federally recognized Native American tribe (“Lytton”), pursuant to which Lytton will provide the first tranche of capital (the “Tribal Investment”) for construction of the Mojave Groundwater Bank. Under the Lytton Credit Agreement, the Company at its election may draw, as an unsecured term loan, up to $51 million in one or more installments prior to April 30, 2027 (see Note 7 - “Long-Term Debt”, below). Under the Lytton Credit Agreement, the proceeds from the Tribal Investment will be used by the Company to fund the construction, development, ownership, operation, and other ongoing costs of the Mojave Groundwater Bank, and to reimburse the Company’s expenses related thereto. On November 4, 2025, the company made an initial draw of $15 million for reimbursement of Mojave Groundwater Bank project expenses and to support development activities.  A second draw of $15 million was completed in March 2026.

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

Segment Reporting

The Company currently operates in two reportable segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including pre-revenue development of the Mojave Groundwater Bank (supply, storage and conveyance), and agricultural operations. The Company’s second operating segment is its Water Filtration Technology business, ATEC, which provides innovative water filtration solutions for impaired or contaminated groundwater sources. The Chief Operating Decision-Maker for our Land and Water Resources segment is the Chief Executive Officer of Cadiz Inc. and for the Water Filtration Technology segment is the Chief Executive Officer of ATEC.

There were no intersegment sales during the years ended December 31, 2025 and 2024.

Revenue Recognition

The Company’s revenue is currently derived from sales of water filtration systems by ATEC, sales of farm crops, and rental revenue from its agricultural lease. The Company recognizes revenue by following the five-step model under ASC 606 to achieve the core principle that an entity recognizes revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sales of farm crops are recognized when product is shipped to customers at Cadiz Ranch, and sales at ATEC are recognized in accordance with the customer contract which generally occurs when filters are delivered to the customer. $1.2 million of deferred revenue recorded as of December 31, 2024, was recognized as revenue during the year ended December 31, 2025.

Stock-Based Compensation

General and administrative expenses include $5.3 million and $4.6 million of stock-based compensation expenses in the years ended December 31, 2025 and 2024, respectively.

Stock-based compensation is generally based upon grants of stock awards, performance stock units (“PSU”) and restricted stock units (“RSU”) to its employees and consultants under the 2019 Equity Incentive Plan, as amended. For stock awards, PSUs or RSUs granted, the Company determines the fair value of the stock award, PSUs or RSUs at the date of the grant and recognizes the compensation expense over the vesting period. For PSUs or RSUs which vest upon completion of certain milestones, the fair value of the PSU or RSU is recognized when it is probable that the milestone will be achieved.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss and comprehensive loss applicable to common stock by the weighted-average common shares outstanding. Restricted and performance stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 10,802,000 shares and 9,861,000 shares for the years ended December 31, 2025 and 2024, respectively.

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

Water rights, storage and supply programs are stated at cost. Certain costs directly attributable to the development of such programs have been capitalized by the Company. These costs, which are expected to be recovered through future revenues, consist of direct labor, drilling costs, consulting fees for various engineering, hydrological, environmental and additional feasibility studies, and other professional and legal fees. The Company has not commenced depreciation of these assets as they are not yet in service as the Mojave Groundwater Bank is not operating. While interest on borrowed funds is currently expensed, interest costs related to the construction of water project facilities is capitalized at the time construction of these facilities commences. During the fourth quarter of 2025, the Company began capitalizing interest related to the Mojave Groundwater Bank which totaled $75 thousand.

Goodwill and Other Intangibles Resulting from Business Acquisitions

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized prior to the adoption of Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”) on January 1, 2002. In addition, as a result of the ATEC acquisition, tax deductible goodwill in the amount of $1.9 million was recorded in November 2022. Since the adoption of ASC 350, there have been no goodwill impairments recorded. The reporting units to which $5.7 million of goodwill is allocated had a positive carrying amount on December 31, 2025 and 2024.

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

In the Company’s annual impairment analysis for the fourth quarter 2025, the goodwill was evaluated utilizing a qualitative assessment. Based on this assessment, the Company determined that the fair value of the reporting units was more-likely-than-not greater than its respective carrying value; therefore, no impairment charge was recorded during the current fiscal year.

Debt Discount

Debt discount created upon the issuance of debt is deferred and amortized over the life of the related loan using the effective interest method and is presented as a reduction of long-term debt. The Company recorded $8.0 million of debt discount for the year ended December 31, 2025, and $4.7 million for the year ended December 31, 2024. Amortization of debt discounts is included in interest expense on the Consolidated Statement of Operations.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

Supplemental Cash Flow Information

During the year ended December 31, 2025, approximately $1.7 million in interest payments on the Company’s debt was paid in cash. There are no scheduled principal payments due on the Current Senior Secured Debt (see Note 7 – “Long-Term Debt”) prior to its maturity.

At December 31, 2025, accruals for cash dividends payable on the Series A Preferred Stock were $1.27 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on January 15, 2026.

At December 31, 2025, accruals for capitalized costs related to the Mojave Groundwater Bank included in property, plant and equipment and water programs were approximately $2.5 million and are expected to be paid in 2026.

During the year ended December 31, 2025, the Company issued 975,000 shares of its common stock in conjunction with the execution and the initial draw of $15 million under the Lytton Credit Agreement. The value of these shares issued totaling $5,128 was booked as a non-cash debt discount and will be amortized into interest expense over the remaining term of the loan (see Note 7 – “Long-term Debt”).

The balance of cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	December 31, 2025	December 31, 2024
(in thousands)

Cash and Cash Equivalents	$8,599	$17,292
Long-Term Restricted Cash	2,759	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$11,358	$17,426

The restricted cash amounts primarily represented funds deposited into a segregated account as cash collateral supporting a letter of credit issued by the Company related to a performance and reclamation bond for the Northern Pipeline.

Cash payments for income taxes were $11 thousand for each of the years ended December 31, 2025 and 2024.

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

NOTE 3 – REPORTABLE SEGMENTS

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the years ended December 31, 2025 and 2024:

Cadiz Inc.

Notes To The Consolidated Financial Statements

	Twelve Months Ended December 31, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,835	$14,478	$16,313

Costs and expenses:
Cost of sales	3,687	7,476	11,163
General and administrative	25,013	4,471	29,484
Depreciation	1,228	36	1,264

Total costs and expenses	29,928	11,983	41,911

Operating income (loss)	$(28,093)	$2,495	$(25,598)

	Twelve Months Ended December 31, 2024
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$1,708	$7,900	$9,608

Costs and expenses:
Cost of sales	2,984	4,314	7,298
General and administrative	22,525	1,820	24,345
Depreciation	1,159	55	1,214

Total costs and expenses	26,668	6,189	32,857

Operating income (loss)	$(24,960)	$1,711	$(23,249)

Assets by operating segment, inclusive of goodwill, are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Operating Segment:
Water and Land Resources	$130,900	$123,786
Water Filtration Technology	10,014	10,708
	$140,914	$134,494

Goodwill by operating segment is as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Filtration Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

Cadiz Inc.

Notes To The Consolidated Financial Statements

	December 31, 2025
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$39,211	$-
Water programs	32,023	-
Pipeline	22,106	-
Buildings	1,805	-
Leasehold improvements, furniture and fixtures	1,616	7
Machinery and equipment	4,032	395
Construction in progress	5,940	78
	106,733	480
Less accumulated depreciation	(11,625)	(204)
	$95,108	$276

	December 31, 2024
	Water and Land Resources	Water Filtration Technology

Land and land improvements	$33,069	$-
Water programs	29,383	-
Pipeline	22,100	-
Buildings	1,805	-
Leasehold improvements, furniture and fixtures	1,605	4
Machinery and equipment	3,870	247
Construction in progress	6,851	6
	98,683	257
Less accumulated depreciation	(10,397)	(181)
	$88,286	$76

NOTE 4 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2025	2024

Land and land improvements	$39,211	$33,069
Water programs	32,023	29,383
Pipeline	22,106	22,100
Buildings	1,805	1,805
Leasehold improvements, furniture and fixtures	1,623	1,609
Machinery and equipment	4,427	4,117
Construction in progress	6,018	6,857
	107,213	98,940
Less accumulated depreciation	(11,829)	(10,578)
	$95,384	$88,362

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

During the year ended December 31, 2025, $6.1 million of construction in progress was placed into service, which included the conversion of the Company's diesel operated agricultural wells to natural gas to reduce emissions.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $1.3 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

NOTE 5 – OTHER ASSETS

Other assets include the following (dollars in thousands):

	December 31,
	2025	2024

Prepaid rent	$4,137	$4,252
Pipeline purchase option	5,000	5,000
Deferred finance costs	3,040	-
Loan commitment asset	4,949	-
Deposits and other	66	1,080
	$17,192	$10,332

Prepaid rent primarily consists of fees incurred to obtain the rights-of-way for the Mojave Groundwater Bank. Amortization of prepaid rent was approximately $115,000 for each of the years ended December 31, 2025 and 2024.

NOTE 6 – ACCRUED LIABILITIES

At December 31, 2025 and 2024 accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2025	2024

Payroll, bonus, and benefits	$523	$110
Legal and consulting	221	1,444
Water project, pipeline development and well development	283	559
Pipeline purchase option	-	5,000
Commission expense	490	-
Other accrued expenses	853	884
	$2,370	$7,997

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 7 – LONG-TERM DEBT

At December 31, 2025 and 2024, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2025	2024

Senior secured debt	$21,200	$21,200
Interest rate of 7% per annum
Unsecured debt
Interest rate of 8% per annum	15,000	-
Convertible note instrument	42,055	39,259
Interest rate of 7% per annum
Other loans	51	171
Debt discount and debt issuance costs, net of accumulated accretion	(5,550)	(3,802)
Total outstanding long-term debt	72,756	56,828

Less current portion	51	120

Total outstanding debt	$72,705	$56,708

The carrying value of the Company’s senior secured debt and the Company’s convertible note instrument approximates fair value.  The effective interest rate on the Company’s debt was 12.1% for the year ended December 31, 2025.

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2025, are as follows:

Year Ending December 31	($ in thousands)

2026	$51
2027	63,255
2028	-
2029	-
2030+	15,000
Total	$78,306

On July 2, 2021, the Company entered into a $50 million senior secured credit agreement (“Credit Agreement”) with Lenders and B. Riley Securities ("BRS"), as administrative agent for the Lenders (“Current Senior Secured Debt”). Interest is paid quarterly at a rate of seven percent per annum. The obligations under the Current Senior Secured Debt are secured by substantially all of the Company’s assets on a first-priority basis. In connection with any repayment or prepayment of the debt, the Company is required to pay a repayment fee equal to the principal amount being repaid or prepaid, multiplied by 6.0%. At any time, the Company will be permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid plus the applicable repayment fee described above.

Cadiz Inc.

Notes To The Consolidated Financial Statements

On February 2, 2023, the Company entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement”). In connection with the First Amended Credit Agreement, the Company repaid $15 million of the Senior Secured Debt together with fees and interest required to be paid in connection with such repayment under the Credit Agreement. Under the First Amended Credit Agreement, the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”). Additionally, the maturity date of the Credit Agreement was extended from July 2, 2024 to June 30, 2026. The annual interest rate remains unchanged at 7.00%. Interest on $20 million of the principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by adding such amount to the outstanding principal amount of the outstanding Convertible Loan. The amendment was recorded as a debt extinguishment.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

The Credit Agreement includes customary affirmative and negative covenants, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the Credit Agreement includes customary events of default and remedies. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2025.

On October 27, 2025 (the “Effective Date”), the Company entered the Lytton Credit Agreement pursuant to which Lytton committed to provide an unsecured term loan facility with a maximum of $51 million in principal to be drawn in installments through April 30, 2027 to fund the construction, development, ownership, operation, and other ongoing costs of the Mojave Groundwater Bank, and to reimburse the Company’s expenses related thereto (the “Tribal Investment”). The unsecured term loan bears interest at a fixed rate of 8% per annum, payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. Interest may be paid in cash or, upon mutual agreement between the Company and Lytton, in shares of the Company’s common stock determined in accordance with the Lytton Credit Agreement. The Tribal Investment matures on April 30, 2031 (“Initial Maturity Date”) which may be extended to April 30, 2036.

In connection with the Lytton Credit Agreement, the Company agreed to issue shares of its common stock to Lytton as follows:

●	upon execution of the Lytton Credit Agreement, a commitment fee of 600,000 shares;
●	on each funding date, a funding fee of 25,000 shares per $1 million of principal amount funded; and
●	in the event the Tribal Investment is extended beyond the Initial Maturity Date, an extension fee of 800,000 shares.

Cadiz Inc.

Notes To The Consolidated Financial Statements

The Company has evaluated whether the contracts to issue the Company’s common stock to secure funding should be classified as equity or a derivative liability pursuant to ASC 815-40. The Company’s obligation to deliver variable funding fee shares depending on the amount drawn on the facility by the Company was determined to be an equity contract and this obligation is recognized as a derivative liability of $7 million at inception on October 27, 2025 and $5 million as of December 31, 2025, subject to reassessment at each reporting period. The value of the commitment shares and the derivative liability at inception were capitalized in other noncurrent assets, $7,989 as of December 31, 2025. A portion of the asset is recognized as a debt discount when the loan is drawn. The extension fee is an equity contract that is not separately recognized as the probability of extending the maturity date was considered by the Company to be remote.

At any time following the funding of the full $51 million Tribal Investment amount under the Lytton Credit Agreement or on the maturity date, at Lytton’s election, any outstanding principal and accrued interest of the Tribal Investment may be converted into a contractual right to receive a share of future cash flows from the Company’s water-storage rights (the “Storage Cash Flows Right”), which will entitle Lytton to receive up to 51% of the cash flows generated from the Company’s water-storage operations, provided that Lytton contributes the Storage Cash Flows Right to Mojave Water Infrastructure Company, LLC (“MWI”), the Company’s special purpose entity formed to construct, own and operate the Mojave Groundwater Bank, in exchange for an ownership interest in MWI alongside other expected equity investors in MWI on the same economic terms whereby such interest in MWI remains subject to definitive agreements to be mutually agreed upon by the parties including the Company.

On November 4, 2025 the Company made an initial draw of $15 million for reimbursement of Mojave Groundwater Bank project expenses and to support development activities.  A second draw of $15 million was made in March 2026.

NOTE 8 – INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (dollars in thousands):

Cadiz Inc.

Notes To The Consolidated Financial Statements

	December 31,
	2025	2024

Deferred tax assets:
Net operating losses	$87,976	$82,076
Fixed asset basis difference	4,934	4,839
Contributions carryover	163	43
Deferred compensation	306	332
Accrued liabilities and other	2,132	980

Total deferred tax assets	95,511	88,270

Valuation allowance for deferred tax assets	(95,511)	(88,270)

Net deferred tax asset	$-	$-

The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from expiring net operating losses, terms of stock compensation plans, fixed assets, and accrued liabilities.  A full valuation allowance continues to be recorded given the Company continues to be incurring losses.

As of December 31, 2025, the Company had net operating loss (NOL) carryforwards of approximately $376 million for federal income tax purposes and $358 million for California income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2045 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and a tax ownership change that occurred in June of 2021.

The Company’s tax years 2022 through 2025 remain subject to examination by the Internal Revenue Service, and tax years 2021 through 2025 remain subject to examination by California tax jurisdictions. In addition, the Company’s loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Beginning in 2025 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) on a prospective basis. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands, except percentages):

Cadiz Inc.

Notes To The Consolidated Financial Statements

	Year Ended December 31, 2025

US federal statutory income tax rate	$(7,169)	21.0%
State and local income taxes, net of federal income tax effect(1)	11	(0.0)
Valuation allowance	5,249	(15.4)
Expiring carryforwards	745	(2.2)
Non-deductible expenses and other	1,175	(3.4)

Effective tax rate	$11	0.0%

(1) California represents the full tax effect in this category.

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate for the years ended December 31, 2024 is as follows (in thousands, except percentages):

	Year Ended December 31, 2024

US federal statutory income tax rate	$(6,537)	21.0%
State and local income taxes, net of federal income tax effect(1)	11	(0.0)
Valuation allowance	4,942	(15.9)
Expiring carryforwards	716	(2.3)
Non-deductible expenses and other	879	(2.8)

Effective tax rate	$11	0.0%

(1) California represents the full tax effect in this category.

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31, 2024
	2025	2024

Federal	$-	-
State	11	11

Cash paid for income taxes, net of refunds received	$11	$11

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Cadiz Inc.

Notes To The Consolidated Financial Statements

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA or the Act) was enacted.  Changes to bonus depreciation, interest expense limitations and domestic research and development expenses (among others) were implemented in the Act. The Company does not believe that the enactment of the OBBBA will have a material impact on its income tax expense or deferred tax assets.

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 100 million shares of Common Stock at a $0.01 par value. As of December 31, 2025, and December 31, 2024, the Company had 83,213,589 and 75,353,889 shares issued and outstanding, respectively.

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

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of December 31, 2025, Holders of Series 1 Preferred Stock had exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of December 31, 2025.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of December 31, 2025, the Company has paid cash dividends in the amount of $21,873,000. As of June 30, 2025, the Company reclassified  $19,320,000 in aggregate cash dividends paid from the accumulated deficit balance to additional paid in capital. The Company has assessed this misclassification, individually and in the aggregate, and concluded that this correction was not material to the current period or any prior period interim or annual financial statements. On December 23, 2025, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $550.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.55 per Depositary Share. The dividend was paid on January 15, 2026 to respective holders of record as of the close of business on January 5, 2026.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of December 31, 2025.

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

Of the total 7,200,000 shares reserved under the 2019 EIP, 6,398,526 shares and restricted stock units (“RSUs”) have been awarded to the Company’s directors, employees and consultants as of December 31, 2025.

In January 2024, 60,000 RSUs were granted to employees which vested on January 2, 2025.

In April 2024, the Company granted 1.6 million RSUs and performance stock units (“PSUs”) in conjunction with entering into an amended and restated employment agreement with the Company’s Chief Executive Officer with (a) 700,000 RSUs that vest over a three-year period from 2024 to 2026; (b) 600,000 RSUs that will vest upon achievement of milestones related to completion of certain permits, entering into binding contract for water delivery or storage, and delivery of water (“milestone RSUs”), and (c) 300,000 PSUs that will vest upon a Price Hurdle of $15 per share for 20 consecutive days. In 2025, the Company’s Chief Executive Officer and the Company mutually agreed to cancel 300,000 PSUs and 10,000 RSUs so that the underlying shares can be utilized for grants to other key employees and consultants. Of the 590,000 milestone RSUs, 50,000 vested and were issued in October 2025 upon achievement of certain milestones. In September 2024, the Company granted 275,000 RSUs in conjunction with entering into an employment agreement with the Company’s Chief Operating Officer. 137,500 of these RSUs vest over a three-year period from September 2024 to September 2027 and the remaining 137,500 RSUs will vest upon achievement of milestones related to completion of certain permits, entering into binding contracts for water delivery or storage, and delivery of water.

150,000 RSUs were granted to consultants in January 2025 ( “January 2025 RSU Grant”). Of the 150,000 RSUs granted under the January 2025 RSU Grant, 16,250 RSUs vested and were issued immediately, 50,000 RSUs vested in February 2025 upon achievement of certain milestones and 50,000 RSUs vested in July 2025 upon achievement of certain milestones. The remaining 33,750 RSUs granted under the January 2025 RSU Grant vested in equal quarterly installments through December 2025.

In February 2025, 420,000 RSUs for bonus awards were granted to employees which vested and became issuable immediately. Of these 420,000 RSUs, the Company issued 382,477 shares net of taxes withheld and paid in cash by the Company.

In March 2025, 145,000 RSUs were granted to consultants ( “March 2025 RSU Grant”). Of the 145,000 RSUs granted under the March 2025 RSU Grant, 85,000 RSUs were subject to vesting upon achievement of certain milestones and 60,000 RSUs vest over a period of one year.  In June 2025, 55,000 of the shares underlying these RSUs vested upon achievement of certain milestones.

In September 2025, 150,000 RSUs and PSUs were granted to a consultant ( “September 2025 RSU Grant”). Of the 150,000 units granted under the September 2025 RSU Grant, 25,000 RSUs vested on September 30, 2025. The remaining 125,000 PSUs vest upon the company’s stock achieving certain price hurdles.

Cadiz Inc.

Notes To The Consolidated Financial Statements

In October 2025, 1,060,600 RSUs were granted to employees ( “October 2025 RSU Grant”). Of the 1,060,600 RSUs granted under the October 2025 RSU Grant, 700,000 RUSs were subject to vesting upon achievement of milestones related to completion of certain permits, entering into binding contracts for water delivery and storage and delivery of water, and 360,600 RSUs vest in quarterly installments through December 31, 2027. In October 2025, 50,000 of the shares underlying these RSUs vested upon achievement of certain milestones.

A summary of RSU activity under the plans during the years ended December 31, 2025 and 2024 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2023	589,077	$4.80
Granted	2,533,053	$2.54
Forfeited or canceled	-	$-
Vested	(1,627,216)	$3.74

Nonvested at December 31, 2024	1,494,914	$2.49
Granted	1,902,568	$4.73
Forfeited or canceled	(78,335)	$3.07
Vested	(1,334,339)	$4.00

Nonvested at December 31, 2025	1,984,808	$3.60

As of December 31, 2025, the Company had approximately $1.3 million of unrecognized stock compensation expense related to nonvested PSUs and RSUs.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Mojave Groundwater Bank, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Mojave Groundwater Bank. These funds may either be reimbursed or credited to participants participation in the Mojave Groundwater Bank and, accordingly, are fully reflected as deferred revenue as of December 31, 2025 and December 31, 2024.

Cadiz Inc.

Notes To The Consolidated Financial Statements

In conjunction with the 26-year right-of-way agreement with the United States Bureau of Land Management ("BLM") with respect to the Company’s Northern Pipeline asset, the Company deposited approximately $420,000 towards a performance and reclamation bond with the BLM which has been recorded in Other Long-Term Deposits/Prepaid Expenses.

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

Effective February 1, 2024, the Company entered into a 26-year right-of-way agreement with the BLM with respect to the Company’s Northern Pipeline asset which resulted in recording right-of-use assets and lease liabilities in the amount of $1.9 million resulting from $4.8 million in future lease payments over the 26 years less imputed interest of $2.9 million based upon a 10% weighted average discount rate. The right-of-way agreement has an annual rent expense of approximately $185,000, with annual defined inflation increases.

In November and December 2024, the company entered into two new operating lease agreements for its corporate offices resulting in recording aggregate right-of-use assets and lease liabilities in the amount of $1.6 million resulting from $2.6 million in future lease payments over approximately 10 years less imputed interest of $1.0 million based upon a 12% weighted average discount.

The Company’s leases have remaining lease terms of 10 months to 24 years as of December 31, 2025, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term.

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

Lease balances. Amounts recognized in the accompanying consolidated balance sheet as of December 31, 2025 and 2024 are as follows (in thousands):

As of December 31, 2025
Activity	Balance Sheet Location	Balance
ROU assets	Right-of-use asset	$3,394
Short-term lease liability	Operating lease liabilities	$364
Long-term lease liability	Long-term operating lease liabilities	$3,122

As of December 31, 2024
Activity	Balance Sheet Location	Balance
ROU assets	Right-of-use asset	$3,746
Short-term lease liability	Operating lease liabilities	$314
Long-term lease liability	Long-term operating lease liabilities	$3,473

Lease cost. The Company’s operating lease cost for the year ended December 31, 2025 was $748 thousand.

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of December 31, 2025 (in thousands):

2026	$706
2027	550
2028	554
2029	500
2030+	4,553
Total lease payments	6,863
Less: Imputed interest	(3,377)
Present value of lease payments	3,486
Less: current maturities of lease obligations	(364)
Long-term lease obligations	$3,122

Most of the Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to us from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in order to discount lease payments to present value. The table below presents additional information related to the Company’s leases as of December 31, 2025:

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

On October 27, 2025, the Company recorded a derivative liability in the amount of $7 million related to funding fee shares to be issued under the Lytton Credit Agreement (see Note 7 – Long-Term Debt, above).  $1.9 million of the derivative liability was reclassified to additional paid-in capital for the settlement of funding fee shares upon an initial borrowing of $15 million under the Lytton Credit Agreement.  The fair value of the derivative liability was estimated using the equity spot price approach, which involves remeasuring the liability at each reporting date based on the Company's closing common stock price. The number of shares expected to be issued is determined in accordance with the funding fee formula specified in the debt agreement (i.e., 25,000 shares per $1 million of principal funded at each funding date).The change in fair value is recorded as an adjustment to the recorded derivative liability with the unrealized gains and losses reflected on the income statement.

Cadiz Inc.

Notes To The Consolidated Financial Statements

(in thousands)	Level 3 Liabilities

Balance at December 31, 2024	$(1,200)

Payment of contingent consideration liabilities	1,200
Derivative liabilities	(7,000)
Reclassification of derivative liabilities to additional paid-in capital	1,912
Unrealized gain on derivative liability	38

Balance at December 31, 2025	$(5,050)

	Investments at Fair Value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Liabilities

Derivative Liabilities	$-	$-	$5,050	$5,050

Total Liabilities	$-	$-	$5,050	$5,050