Form 10-Q
period 2026-03-31
CADIZ INC
filed 2026-05-14
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☑

As of May 11, 2026, the Registrant had 84,086,286 shares of common stock, par value $0.01 per share, outstanding.

Fiscal First Quarter 2026 Quarterly Report on Form 10-Q	Page

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands, except per share data)	2026	2025

Total revenues	$1,632	$2,954

Costs and expenses:
Cost of sales	1,207	2,078
General and administrative	6,877	8,107
Depreciation	383	302

Total costs and expenses	8,467	10,487

Operating loss	(6,835)	(7,533)

Interest expense, net	(2,465)	(2,057)
Gain on derivative liability	667	-

Loss before income taxes	(8,633)	(9,590)
Income tax expense	(3)	(3)

Net loss and comprehensive loss	$(8,636)	$(9,593)

Less: Preferred stock dividend	(1,288)	(1,265)

Net loss and comprehensive loss applicable to common stock	$(9,924)	$(10,858)

Basic and diluted net loss per common share	$(0.12)	$(0.14)

Basic and diluted weighted average shares outstanding	83,516	77,208

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands, except per share data)	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$16,535	$8,599
Accounts receivable	4,736	5,613
Inventories	1,468	1,138
Prepaid expenses and other current assets	978	701
Total current assets	23,717	16,051

Property, plant, equipment and water programs, net	96,380	95,384
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	3,299	3,394
Long-term restricted cash	2,759	2,759
Other assets	13,831	17,192
Total assets	$146,120	$140,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,339	$3,783
Accrued liabilities	2,902	2,370
Current portion of long-term debt	29	51
Derivative liabilities	2,557	5,050
Dividend payable	1,288	1,265
Deferred revenue	180	305
Operating lease liabilities	340	364
Total current liabilities	12,635	13,188

Long-term debt, net	85,599	72,705
Long-term lease obligations with related party, net	28,685	27,967
Long-term operating lease liabilities	2,912	3,122
Deferred revenue	625	625
Other long-term liabilities	52	51
Total liabilities	130,508	117,658

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at March 31, 2026 and December 31, 2025; shares issued and outstanding – 329 at March 31, 2026 and December 31, 2025	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at March 31, 2026 and December 31, 2025; shares issued and outstanding – 2,300 at March 31, 2026 and December 31, 2025	1	1
Common stock - $.01 par value; 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; shares issued and outstanding – 83,799,366 at March 31, 2026 and 83,213,589 at December 31, 2025	836	830
Additional paid-in capital	715,602	714,616
Accumulated deficit	(700,828)	(692,192)
Total stockholders’ equity	15,612	23,256
Total liabilities and stockholders’ deficit	$146,120	$140,914

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2026	2025

Cash flows from operating activities:
Net loss	$(8,636)	$(9,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	383	302
Amortization of debt discount and issuance costs	508	361
Amortization of right-of-use asset	95	86
Interest expense added to loan principal	720	671
Interest expense added to lease liability	712	634
Compensation charge for stock and share option awards	479	2,769
Unrealized gain on derivative liability	(667)	-
Changes in operating assets and liabilities:
Accounts receivable	877	(382)
Inventories	(330)	(32)
Prepaid expenses and other current assets	(277)	(112)
Other assets	33	3
Accounts payable	540	1,021
Lease liabilities	(234)	(194)
Deferred revenue	(125)	723
Other accrued liabilities	412	99

Net cash used in operating activities	(5,510)	(3,644)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(242)	(1,289)
Additions to deposits for asset purchase options	-	(5,000)

Net cash used in investing activities	(242)	(6,289)

Cash flows from financing activities:
Net proceeds from issuance of stock	-	18,335
Dividend payments	(1,265)	(1,288)
Proceeds from the issuance of long-term debt	15,000	-
Principal payments on long-term debt	(22)	(40)
Taxes paid related to net share settlement of equity awards	(25)	(172)

Net cash provided by financing activities	13,688	16,835

Net increase in cash, cash equivalents and restricted cash	7,936	6,902

Cash, cash equivalents and restricted cash, beginning of period	11,358	17,426

Cash, cash equivalents and restricted cash, end of period	$19,294	$24,328

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2026 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	83,213,589	$830	329	$1	2,300	$1	$714,616	$(692,192)	$23,256

Stock-based compensation expense, net of taxes	210,777	2	-	-	-	-	452	-	454
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	(1,288)	-	(1,288)
Issuance of shares to lenders	375,000	4	-	-	-	-	1,822	-	1,826
Net loss and comprehensive loss	-	-	-	-	-	-	-	(8,636)	(8,636)

Balance as of March 31, 2026	83,799,366	$836	329	$1	2,300	$1	$715,602	$(700,828)	$15,612

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements and notes have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results for the entire fiscal year ending December 31, 2026.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $8.6 million for the three months ended March 31, 2026, compared to $9.6 million for the three months ended March 31, 2025.  The reduced loss in 2026 was primarily due to higher compensation costs related to stock based non-cash bonus awards in 2025.  The Company had working capital of $11.1 million at March 31, 2026, and used cash in its operations of $5.5 million for the three months ended March 31, 2026.

Cash requirements during the three months ended March 31, 2026, primarily reflect certain operating and administrative costs related to the Company’s land, water, infrastructure, and technology assets for water solutions including development of our groundwater storage and supply project (the “Mojave Groundwater Bank”), agricultural operations and water filtration business. The Company’s present activities are focused on the development of its assets in ways that meet an urgent need for groundwater storage capacity in Southern California and growing demand for affordable, reliable, long-term water supplies that provide water security against inevitable drought periods in the Southwestern United States.

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

On October 27, 2025, the Company entered into a definitive agreement (the “Lytton Credit Agreement”) with Lytton Rancheria of California, a federally recognized Native American tribe (“Lytton”), pursuant to which Lytton will provide the first tranche of capital (the “Tribal Investment”) for construction of the Mojave Groundwater Bank. Under the Lytton Credit Agreement, the Company at its election may draw, as an unsecured term loan, up to $51 million in one or more installments prior to April 30, 2027. Under the Lytton Credit Agreement, the proceeds from the Tribal Investment will be used by the Company to fund the construction, development, ownership, operation, and other ongoing costs of the Mojave Groundwater Bank, and to reimburse the Company’s expenses related thereto. As of March 31, 2026, the Company has drawn $30 million for reimbursement of Mojave Groundwater project expenses and to support development activities.

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

Supplemental Cash Flow Information

During the three months ended March 31, 2026, approximately $679,000 in interest payments on the Company’s debt was paid in cash and approximately $720,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

At March 31, 2026, accruals for cash dividends payable on the Series A Preferred Stock was $1.29 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on April 15, 2026.

At March 31, 2026, accruals for capitalized costs related to the Mojave Groundwater Bank included in property, plant and equipment and water programs were approximately $1.3 million and are expected to be paid in 2026.

During the three months ended March 31, 2026, the Company recorded $3.3 million as a non-cash debt discount related to the issuance of 375,000 shares of its common stock in conjunction with the second draw of $15 million under the Lytton Credit Agreement (see Note 3 – “Long-Term Debt”).  This debt discount will be amortized into interest expense over the remaining term of the loan.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	March 31, 2026	December 31, 2025	March 31, 2025
(in thousands)

Cash and Cash Equivalents	$16,535	$8,599	$21,569
Restricted Cash	-	-	-
Long-Term Restricted Cash	2,759	2,759	2,759
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$19,294	$11,358	$24,328

The restricted cash amounts primarily represented funds deposited into a segregated account as cash collateral supporting a letter of credit issued by the Company related to a performance and reclamation bond for the Company’s 220-mile 30” steel pipeline (the “Northern Pipeline”).

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

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the three ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	358	1,274	1,632

Costs and expenses:
Cost of sales	282	925	1,207
General and administrative	5,744	1,133	6,877
Depreciation	372	11	383

Total costs and expenses	6,398	2,069	8,467

Operating (loss) income	$(6,040)	$(795)	$(6,835)

Cadiz Inc.

	Three Months Ended March 31, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$565	$2,389	$2,954

Costs and expenses:
Cost of sales	499	1,579	2,078
General and administrative	7,397	710	8,107
Depreciation	295	7	302

Total costs and expenses	8,191	2,296	10,487

Operating loss	$(7,626)	$93	$(7,533)

Assets by operating segment are as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Operating Segment:
Water and Land Resources	$137,594	$130,900
Water Filtration Technology	8,526	10,014
	$146,120	$140,914

Goodwill by operating segment is as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Filtration Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	March 31, 2026
	Water and Land Resources	Water Filtration Technology	Total

Land and land improvements	$39,211	$-	$39,211
Water programs	32,228	-	32,228
Pipeline	22,107	-	22,107
Buildings	1,805	-	1,805
Leasehold improvements, furniture and fixtures	1,616	8	1,624
Machinery and equipment	4,067	394	4,461
Construction in progress	7,052	99	7,151
	108,086	501	108,587
Less accumulated depreciation	(11,997)	(210)	(12,207)
	$96,089	$291	$96,380

Cadiz Inc.

	December 31, 2025
	Water and Land Resources	Water Filtration Technology	Total

Land and land improvements	$39,211	$-	$39,211
Water programs	32,023	-	32,023
Pipeline	22,106	-	22,106
Buildings	1,805	-	1,805
Leasehold improvements, furniture and fixtures	1,616	7	1,623
Machinery and equipment	4,032	395	4,427
Construction in progress	5,940	78	6,018
	106,733	480	107,213
Less accumulated depreciation	(11,625)	(204)	(11,829)
	$95,108	$276	$95,384

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company’s senior secured debt and the Company's convertible note instrument approximates fair value. The annual effective interest rate on the Company’s debt was 13.9% for the three months ended March 31, 2026.

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

On February 2, 2023, the Company entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement”). In connection with the First Amended Credit Agreement, the Company repaid $15 million of the senior secured debt together with fees and interest required to be paid in connection with such repayment under the Credit Agreement. Under the First Amended Credit Agreement, the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”). The annual interest rate remains unchanged at 7.00%. Interest on $20 million of the principal amount is paid in cash. Interest on the $15 million principal amount of the Convertible Loan is paid in kind on a quarterly basis by addition of such amount to the outstanding principal amount of the outstanding Convertible Loan. The amendment was recorded as a debt extinguishment.

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

Heerema, who holds the New Secured Convertible Debt, non-convertible term loans and Heerema Warrant, is also a significant shareholder as the holder of 25,695,300 shares of the Company’s common stock or 30.7% of the issued and outstanding shares as of March 31, 2026.

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

The Credit Agreement includes customary affirmative and negative covenants, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the Credit Agreement includes customary events of default and remedies. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2026.

Cadiz Inc.

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

The Company has evaluated whether the contracts to issue the Company’s common stock to secure funding should be classified as equity or a derivative liability pursuant to ASC 815-40. The Company’s obligation to deliver variable funding fee shares depending on the amount drawn on the facility by the Company was determined to be an equity contract and this obligation is recognized as a derivative liability of $7 million at inception on October 27, 2025 and $2.6 million as of March 31, 2026, subject to reassessment at each reporting period. The value of the commitment shares and the derivative liability at inception were capitalized in other noncurrent assets, $4.7 million as of March 31, 2026. A portion of the asset is recognized as a debt discount when the loan is drawn. The extension fee is an equity contract that is not separately recognized as the probability of extending the maturity date was considered by the Company to be remote.

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

Cadiz Inc.

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

Of the total 7,200,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 6,405,877 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of March 31, 2026. Of the 6,405,877 shares and RSUs awarded, 65,696 shares were awarded to the Company’s directors on June 30, 2025 for services performed during the plan year ended June 30, 2025. These shares vested and were issued on January 31, 2026.

In January 2024, 60,000 RSUs were granted to employees which vested on January 2, 2025.

In April 2024, the Company granted 1.6 million RSUs and performance stock units (“PSUs”) in conjunction with entering into an amended and restated employment agreement with the Company’s Chief Executive Officer with (a) 700,000 RSUs that vest over a three-year period from 2024 to 2026; (b) 600,000 RSUs to vest upon achievement of milestones related to completion of certain permits, entering into binding contract for water delivery or storage, and delivery of water, and (c) 300,000 PSUs to vest upon a Price Hurdle of $15 per share for 20 consecutive days. In 2025, the Company’s Chief Executive Officer and the Company mutually agreed to cancel 300,000 PSUs and 10,000 RSUs so that the underlying shares can be utilized for grants to other key employees and consultants. In April 2026, the Company’s Chief Executive Officer and the Company mutually agreed to cancel an additional 150,500 RSUs so that the underlying shares can be utilized for grants to other key employees and consultants.

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

In January 2025, 150,000 RSUs were granted to consultants ( “January 2025 RSU Grant”). Of the 150,000 RSUs granted under the January 2025 RSU Grant, 16,250 RSUs vested and were issued immediately, 50,000 RSUs vested in February 2025 upon achievement of certain milestones and 50,000 RSUs vested in July 2025 upon achievement of certain milestones. The remaining 33,750 RSUs granted under the January 2025 RSU Grant vested in equal quarterly installments through December 2025.

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

In September 2025, 150,000 RSUs and PSUs were granted to a consultant ( “September 2025 RSU Grant”). Of the 150,000 units granted under the September 2025 RSU Grant, 25,000 RSUs vested on September 30, 2025 and 50,000 RSUs expired on March 31, 2026. The remaining 75,000 PSUs vest upon the company’s stock achieving certain price hurdles.

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

The accompanying consolidated statements of operations and comprehensive loss include approximately $479,000 and $2,769,000 of stock-based compensation expense related to stock awards in the three months ended March 31, 2026 and 2025, respectively.

Cadiz Inc.

NOTE 5 – INCOME TAXES

As of March 31, 2026 the Company had net operating loss (“NOL”) carryforwards of approximately $384 million for federal income tax purposes and $365 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2045 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and a tax ownership change that occurred in June 2021.

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

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,550,000 and 10,397,000 for the three months ended March 31, 2026 and 2025, respectively.

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

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 7 months to 25 years as of March 31, 2026, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2049. The Company does not have any finance leases.

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

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $383,000 and $302,000 for the three months ended March 31, 2026 and 2025, respectively.

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

On October 27, 2025, the Company recorded a derivative liability in the amount of $7 million related to funding fee shares to be issued under the Lytton Credit Agreement (see Note 3 – Long-Term Debt, above). $1.9 million of the derivative liability was reclassified to additional paid-in capital for the settlement of funding fee shares upon an initial borrowing of $15 million under the Lytton Credit Agreement in November 2025 and $1.8 million of the derivative liability was reclassified to additional paid-in capital for the settlement of funding fee shares upon a second draw of $15 million in March 2026. The fair value of the derivative liability was estimated using the equity spot price approach, which involves remeasuring the liability at each reporting date based on the Company's closing common stock price. The number of shares expected to be issued is determined in accordance with the funding fee formula specified in the debt agreement (i.e., 25,000 shares per $1 million of principal funded at each funding date).The change in fair value is recorded as an adjustment to the recorded derivative liability with the unrealized gains and losses reflected on the income statement.

(in thousands)	Level 3 Liabilities

Balance at December 31, 2025	$(5,050)

Reclassification of derivative liabilities to additional paid-in capital	1,826
Unrealized gain on derivative liability	667

Balance at March 31, 2026	$(2,557)

Cadiz Inc.

	Investments at Fair Value as of March 31, 2026

(in thousands)	Level 1	Level 2	Level 3	Total

Liabilities

Derivative Liabilities	$-	$-	$2,557	$2,557

Total Liabilities	$-	$-	$2,557	$2,557

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 100 million shares of Common Stock at a $0.01 par value. As of March 31, 2026, the Company had 83,799,366 shares issued and outstanding.

On March 7, 2025, the Company completed the sale and issuance of 5,715,000 shares of its common stock to certain institutional investors in a registered direct offering. The shares of common stock were sold at a purchase price of $3.50 per share, for aggregate gross proceeds of approximately $20.0 million and aggregate net proceeds of approximately $18.3 million.

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of March 31, 2023, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of March 31, 2026.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends are payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of March 31, 2026, the Company has paid aggregate cash dividends of $23,138,000. On March 23, 2026, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $560.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.56 per Depositary Share. The dividend totaling $1,288,000 was paid on April 15, 2026 to respective holders of record as of the close of business on April 3, 2026.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of March 31, 2026.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Mojave Groundwater Bank, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Mojave Groundwater Bank. These funds may either be reimbursed or credited to participants’ participation in the Mojave Groundwater Bank and, accordingly, are fully reflected as deferred revenue as of March 31, 2026 and March 31, 2025.

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

Cadiz Inc.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our portfolio of assets and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

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

The combination of the water supply, water storage and water conveyance infrastructure described above constitutes the “Mojave Groundwater Bank” as discussed in more detail in Item 1. – Business of our Annual Report on Form 10-K for the year ended December 31, 2025.

Beginning in 2024, we entered into long-term agreements with public water systems, private utility and other private water providers for the delivery of 21,275 AFY of annual water supply from the Mojave Groundwater Bank via the Northern Pipeline, representing approximately 85% of capacity of the Northern Pipeline and 45% of total average long-term supply available under our current permits. Through membership in Fenner Gap Mutual Water Company, the mutual water company we formed to carry out the project, participating water providers will purchase, for up to a 50-year term (take on delivery), their contracted water supply at an agreed upon market price between $1,450 - $1,950/AFY (2024 dollars) that is estimated to provide a net return of approximately $850/AFY (2024 dollars and subject to annual inflation adjustment), after payment of operations and maintenance costs and a pro rata portion of capital costs for construction of the facilities of the Mojave Groundwater Bank project. The cost to participating water providers is estimated at this time without consideration of expected grant funding or low-interest government loans that may reduce capital costs.

We expect the remaining water supply available under our current permit to be contracted for delivery via the Southern Pipeline. We are in discussion with several parties interested in contracting for the supply from the Southern Pipeline, including multiple water providers, municipalities and tribes in Arizona that could take delivery from the Colorado River’s Central Arizona Project under exchange agreements as well as existing Southern California based water users.

Cadiz Inc.

In addition to available water supply, the Mojave Groundwater Bank offers one million acre-feet of imported storage capacity and an additional 150,000 acre-feet for carryover storage of existing contracted supplies. We are in discussions with multiple parties with interest in contracting for storage capacity in the project. We expect the capacity charge for contracted storge capacity will range from $1,500 - $3,000 per acre-foot, plus annual maintenance and operational fees. In October 2025, we executed an MOU with the U.S. Bureau of Reclamation to explore incorporating the Mojave Groundwater Bank, including supply and storage capacity, into long-term Colorado River system planning, as federal authorities contemplate solutions to the ongoing drought and long-term stress on the river system.

To finance construction of all improvements and required facilities to operate the Mojave Groundwater Bank project including the Northern Pipeline, Southern Pipeline and related facilities currently estimated at $1.25 - $1.5 billion, we established a new special purpose business entity Mojave Water Infrastructure Company LLC (“MWI”) that we expect will fund these capital costs in partnership with public sector, tribal and other investors.

In October 2025, we entered into the Lytton Credit Agreement, pursuant to which we may require Lytton to provide up to $51 million in an unsecured loan facility, convertible into the Storage Cash Flows Right, which Lytton would then contribute to MWI, in exchange for equity interests in MWI on the same economic terms offered to other equity investors in MWI. The Lytton Credit Agreement represents the first tranche of up to approximately $451 million in total equity capital being raised by us through MWI, to construct, own and operate the Mojave Groundwater Bank (see Note 3 to the Consolidated Financial Statements – “Long-Term Debt”).

In addition, we are currently engaged in the completion of due diligence with private equity investors for up to a targeted $400 million in equity commitment to MWI. Upon completion of definitive agreements for an estimated additional $400 million in equity capital investments in MWI, we expect to contribute to MWI our pipeline infrastructure assets, including the Northern Pipeline and the Southern Pipeline right-of-way. In addition, Lytton would contribute to MWI the Storage Cash Flows Right (see Note 3 to the Consolidated Financial Statements – “Long-Term Debt”). Accordingly, MWI investors would be expected to share in the cash flows generated from the constructed facilities including from the supply agreements and the Storage Cash Flows Right. Under this potential structure, in consideration of our transfer of assets, we expect to receive an upfront capital reimbursement payment at closing and an equity interest in MWI, entitling us to share in the long-term cash flows generated by MWI, among other consideration.

MWI investors are expected to coordinate with us and project participants to seek available infrastructure grants and/or other financing alternatives. In February 2026 we received an invitation from the U.S. Environmental Protection Agency (“EPA”) to apply for up to $194 million under the Water Infrastructure Finance and Innovation Act (“WIFIA”) program to support Northern Pipeline conversion costs. This pre-application invitation reserves federal funding for the project while we advance through the underwriting process.

Cadiz Inc.

In addition to WIFIA, we are evaluating potential revenue bond issuances through a financing focused Joint Powers Authority formed by Fenner Gap Mutual Water Company and the County of San Bernardino in April 2026 to fund any remaining construction costs.

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

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

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

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	358	1,274	1,632

Costs and expenses:
Cost of sales	282	925	1,207
General and administrative	5,744	1,133	6,877
Depreciation	372	11	383

Total costs and expenses	6,398	2,069	8,467

Operating (loss) income	$(6,040)	$(795)	$(6,835)

Cadiz Inc.

	Three Months Ended March 31, 2025
(in thousands)	Land and Water Resources	Water Filtration Technology	Total

Revenues	$565	$2,389	$2,954

Costs and expenses:
Cost of sales	499	1,579	2,078
General and administrative	7,397	710	8,107
Depreciation	295	7	302

Total costs and expenses	8,191	2,296	10,487

Operating income (loss)	$(7,626)	$93	$(7,533)

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited primarily to ATEC sales and sales from our alfalfa plantings and rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred an operating loss of $6.8 million in the three months ended March 31, 2026, compared to a $7.5 million operating loss during the three months ended March 31, 2025. The reduced loss in 2026 was primarily due to higher compensation costs related to stock based non-cash bonus awards in 2025. Net loss for the three months ended March 31, 2026 was $8.6 million compared to a $9.6 million net loss during the three months ended March 31, 2025.

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

Revenues Revenue totaled $1.6 million during the three months ended March 31, 2026 primarily related to ATEC sales totaling $1.3 million, sales from the harvest from our 890 acres of commercial alfalfa crop totaling $0.2 million and rental income from agricultural leases totaling $0.1 million.  Revenue totaled $3.0 million during the three months ended March 31, 2025, primarily related to ATEC sales totaling $2.4 million, sales from the harvest from our 890 acres of commercial alfalfa crop totaling $0.5 million and rental income from agricultural leases totaling $0.1 million.  The decrease in ATEC revenues primarily reflects an anticipated reduction in volume of filters shipped in the first quarter of 2026 compared to 2025.  Filter revenues in the 1st quarter of 2025 related to a mega project for the Central Utah Water Conservancy District’s Vineyard Wellfield Groundwater Polishing Project.

Cost of Sales Cost of sales totaled $1.2 million during the three months ended March 31, 2026, comprised of $0.9 million related to ATEC (27.6% gross margin) and $0.3 million related to our alfalfa crop harvest. Cost of sales totaled $2.1 million during the three months ended March 31, 2025, comprised of $1.6 million related to ATEC (35.2% gross margin) and $0.5 million related to our alfalfa crop harvest. The decrease in ATEC gross margin is driven by the reduced filter sales over which the fixed costs included in cost of sales can be spread.

Cadiz Inc.

General and Administrative Expenses General and administrative expenses during the three months ended March 31, 2026, exclusive of stock-based compensation costs, totaled $6.4 million compared to $5.3 million for the three months ended March 31, 2025.  The increase in 2026 was primarily due to increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank, accrued cash bonuses recorded in the 2026 period and increased marketing commissions and sales expenses related to ATEC.  General and administrative expense for ATEC totaled $1.1 million during the three months ended March 31, 2026 compared with $0.7 million for the same period in 2025.

Compensation costs for stock and option awards for the three months ended March 31, 2026, were $0.5 million, compared to $2.8 million for the three months ended March 31, 2025. The higher 2025 expense was primarily due to higher stock-based non-cash awards to employees and consultants in 2025 compared to 2026 (see Note 4 to the Condensed Consolidated Financial Statements – “Stock-Based Compensation Plans”).

Depreciation Depreciation expense totaled $0.4 million during the three months ended March 31, 2026 compared to $0.3 million during the three months ended March 31, 2025.

Interest Expense, net Net interest expense totaled $2.5 million during the three months ended March 31, 2026, compared to $2.1 million during the same period in 2025. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Cash interest on outstanding debt	$679	$379
PIK interest on outstanding debt	720	671
Interest added to lease obligation	815	737
Amortization of debt discount	508	361
Capitalized Interest	(150)	-
Interest income	(37)	(91)
Other income	(70)	-

	$2,465	$2,057

Increased interest expense is primarily due to borrowings under the Lytton Credit Agreement. Interest income primarily relates to interest on investments in short-term deposits.

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

Cadiz Inc.

The proceeds from the Tribal Investment will be used to fund the construction, development, ownership, operation, and other ongoing costs of the Mojave Groundwater Bank, and to reimburse our expenses related thereto. We made an initial draw of $15 million for reimbursement of Mojave Groundwater Bank project expenses and to support development activities in November 2025 and a second draw of $15 million in March 2026 (see Note 3 to the Consolidated Financial Statements – “Long-Term Debt”).  An additional $21 million remains undrawn under the Lytton Credit Agreement.

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

Cash Used in Operating Activities. Cash used in operating activities totaled $5.5 million for the three months ended March 31, 2026 and $3.6 million for the three months ended March 31, 2025.  The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business including working capital needs. The increase in cash used in operating activities was driven by the increased cash losses from operations in 2026 primarily resulting from increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank.

Cash Used in Investing Activities. Cash used for investing activities for the three months ended March 31, 2026, was $0.2 million, compared with $6.3 million for the three months ended March 31, 2025. The cash used in 2026 was primarily related to engineering design costs related to the Mojave Groundwater Bank project. The cash used in the 2025 was primarily related to securing an exclusive option to purchase up to 180 miles of steel pipeline for the development of the Mojave Groundwater Bank for $5.0 million.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $13.7 million for the three months ended March 31, 2026, compared with cash provided by financing activities of $16.8 million for the three months ended March 31, 2025. Proceeds from the financing activities in the 2026 period primarily related to a $15 million draw under the Lytton Credit Agreement in March 2026. Proceeds from financing activities for the 2025 period primarily related to the issuance of shares under a direct offering.

Cadiz Inc.

Outlook

Short-Term Outlook. Proceeds from draws under the Lytton Credit Agreement, including the $15 million draw made in March 2026, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our ATEC operations are expected to be funded using existing capital, and anticipated cash profits generated from operations during 2026.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of March 31, 2026, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

There have been no material changes to legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

a.	Information required under Form 8K.

None.

b.	Modifications to nomination process.

None.

c.	Insider trading arrangements.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Cadiz Inc.

By:	/s/ Susan Kennedy	May 14, 2026
	Susan Kennedy	Date
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	May 14, 2026
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)