Form 10-Q
period 2026-06-30
CADIZ INC
filed 2026-08-13
CIK 727273

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☑

As of August 12, 2026, the Registrant had 84,677,075 shares of common stock, par value $0.01 per share, outstanding.

Fiscal Second Quarter 2026 Quarterly Report on Form 10-Q	Page

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands, except per share data)	2026	2025

Total revenues	$979	$4,126

Costs and expenses:
Cost of sales	1,003	2,665
General and administrative	8,424	6,935
Depreciation	387	303

Total costs and expenses	9,814	9,903

Operating loss	(8,835)	(5,777)

Interest expense, net	(2,897)	(1,951)
Gain on derivative liability	362	-

Loss before income taxes	(11,370)	(7,728)
Income tax expense	(4)	(2)

Net loss and comprehensive loss	$(11,374)	$(7,730)

Less: Preferred stock dividend	(1,265)	(1,288)

Net loss and comprehensive loss applicable to common stock	$(12,639)	$(9,018)

Basic and diluted net loss per common share	$(0.15)	$(0.11)

Basic and diluted weighted average shares outstanding	84,147	81,939

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands, except per share data)	2026	2025

Total revenues	$2,611	$7,080

Costs and expenses:
Cost of sales	2,210	4,743
General and administrative	15,301	15,042
Depreciation	770	605

Total costs and expenses	18,281	20,390

Operating loss	(15,670)	(13,310)

Interest expense, net	(5,362)	(4,008)
Gain on derivative liability	1,029	-

Loss before income taxes	(20,003)	(17,318)
Income tax expense	(7)	(5)

Net loss and comprehensive loss	$(20,010)	$(17,323)

Less: Preferred stock dividend	(2,553)	(2,553)

Net loss and comprehensive loss applicable to common stock	$(22,563)	$(19,876)

Basic and diluted net loss per common share	$(0.27)	$(0.25)

Basic and diluted weighted average shares outstanding	83,781	79,588

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands, except per share data)	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$5,319	$8,599
Accounts receivable	3,406	5,613
Inventories	1,973	1,138
Prepaid expenses and other current assets	746	701
Total current assets	11,444	16,051

Property, plant, equipment and water programs, net	97,064	95,384
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	3,535	3,394
Long-term restricted cash	2,759	2,759
Other assets	13,827	17,192
Total assets	$134,763	$140,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,214	$3,783
Accrued liabilities	3,146	2,370
Current portion of long-term debt	7	51
Derivative liabilities	2,195	5,050
Dividend payable	1,265	1,265
Deferred revenue	638	305
Operating lease liabilities	394	364
Total current liabilities	9,859	13,188

Long-term debt, net	86,978	72,705
Long-term lease obligations with related party, net	29,446	27,967
Long-term operating lease liabilities	3,136	3,122
Deferred revenue	625	625
Other long-term liabilities	54	51
Total liabilities	130,098	117,658

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at June 30, 2026 and December 31, 2025; shares issued and outstanding – 329 at June 30, 2026 and December 31, 2025	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at June 30, 2026 and December 31, 2025; shares issued and outstanding – 2,300 at June 30, 2026 and December 31, 2025	1	1
Common stock - $.01 par value; 125,000,000 shares authorized at June 30, 2026 and December 31, 2025; shares issued and outstanding – 84,161,245 at June 30, 2026 and 83,213,589 at December 31, 2025	840	830
Additional paid-in capital	716,025	714,616
Accumulated deficit	(712,202)	(692,192)
Total stockholders’ equity	4,665	23,256
Total liabilities and stockholders’ deficit	$134,763	$140,914

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2026	2025

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:	$(20,010)	$(17,323)
Depreciation	770	605
Amortization of debt discount and issuance costs	1,153	737
Amortization of right-of-use asset	193	171
Interest expense added to loan principal	1,461	1,362
Interest expense added to lease liability	1,467	1,307
Compensation charge for stock and share option awards	2,308	3,319
Unrealized gain on derivative liability	(1,029)	-
Changes in operating assets and liabilities:
Accounts receivable	2,207	496
Inventories	(835)	9
Prepaid expenses and other current assets	(45)	155
Other assets	37	65
Accounts payable	(727)	1,137
Lease liabilities	(290)	(214)
Deferred revenue	333	1,776
Other accrued liabilities	849	1,398

Net cash used in operating activities	(12,158)	(5,000)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(3,362)	(5,800)
Additions to deposits for asset purchase options	-	(5,000)

Net cash used in investing activities	(3,362)	(10,800)

Cash flows from financing activities:
Net proceeds from issuance of stock	-	18,335
Dividend payments	(2,553)	(2,553)
Proceeds from the issuance of long-term debt	15,000	-
Principal payments on long-term debt	(44)	(72)
Payment for contingent consideration liabilities	-	(1,200)
Taxes paid related to net share settlement of equity awards	(163)	(172)

Net cash provided by financing activities	12,240	14,338

Net decrease in cash, cash equivalents and restricted cash	(3,280)	(1,462)

Cash, cash equivalents and restricted cash, beginning of period	11,358	17,426

Cash, cash equivalents and restricted cash, end of period	$8,078	$15,964

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity  (Unaudited)

For the three and six months ended June 30, 2026 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	83,213,589	$830	329	$1	2,300	$1	$714,616	$(692,192)	$23,256

Stock-based compensation expense, net of taxes	210,777	2	-	-	-	-	452	-	454
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	(1,288)	-	(1,288)
Issuance of shares to lenders	375,000	4	-	-	-	-	1,822	-	1,826
Net loss and comprehensive loss	-	-	-	-	-	-	-	(8,636)	(8,636)

Balance as of March 31, 2026	83,799,366	$836	329	$1	2,300	$1	$715,602	$(700,828)	$15,612

Stock-based compensation expense, net of taxes	361,879	4	-	-	-	-	1,688	-	1,692
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	(1,265)	-	(1.265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(11,374)	(11,374)

Balance as of June 30, 2026	84,161,245	$840	329	$1	2,300	$1	$716.025	$(712,202)	$4,665

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of results for the entire fiscal year ending December 31, 2026.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $20.0 million for the six months ended June 30, 2026, compared to $17.3 million for the six months ended June 30, 2025.  The increased loss in 2026 was primarily due decreased gross profits from ATEC driven by reduced filter sales and increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank.  The Company had working capital of $1.6 million at June 30, 2026 and used cash in its operations of $12.2 million for the six months ended June 30, 2026.

Cash requirements during the six months ended June 30, 2026 primarily reflect certain operating and administrative costs related to the Company’s land, water, infrastructure, and technology assets for water solutions including development of our groundwater storage and supply project (the “Mojave Groundwater Bank”), agricultural operations and water treatment business. The Company’s present activities are focused on the development of its assets in ways that meet an urgent need for groundwater storage capacity in Southern California and growing demand for affordable, reliable, long-term water supplies that provide water security against inevitable drought periods in the Southwestern United States.

Cadiz Inc.

On March 6, 2024, the Company entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”). The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema from an existing lender has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027 (see Note 3 – “Long-Term Debt”, below).  On August 12, 2026, the maturity date of each of these loans was extended to June 30, 2028.

On March 7, 2025, the Company completed the sale and issuance of 5,715,000 shares of its common stock to certain institutional investors in a registered direct offering. The shares of common stock were sold at a purchase price of $3.50 per share, for aggregate gross proceeds of approximately $20.0 million and aggregate net proceeds of approximately $18.3 million.

On October 27, 2025, the Company entered into a definitive agreement (the “Lytton Credit Agreement”) with Lytton Rancheria of California, a federally recognized Native American tribe (“Lytton”), pursuant to which Lytton will provide the first tranche of capital (the “Tribal Investment”) for construction of the Mojave Groundwater Bank. Under the Lytton Credit Agreement, the Company at its election may draw, as an unsecured term loan, up to $51 million in one or more installments prior to April 30, 2027. Under the Lytton Credit Agreement, the proceeds from the Tribal Investment will be used by the Company to fund the construction, development, ownership, operation, and other ongoing costs of the Mojave Groundwater Bank, and to reimburse the Company’s expenses related thereto. As of June 30, 2026, the Company has drawn $30 million for reimbursement of Mojave Groundwater project expenses and to support development activities.  In August 2026, an additional $10 million was drawn under the Lytton Credit Agreement.

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs. The covenants in the senior secured debt do not prohibit the Company’s use of additional equity financing and allow the Company to retain 100% of the proceeds of any common equity financing. The Company does not expect the loan covenants to materially limit its ability to finance its Mojave Groundwater Bank, agricultural operations and water treatment business activities.

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

Supplemental Cash Flow Information

During the six months ended June 30, 2026, approximately $1,656,000 in interest payments on the Company’s debt was paid in cash and approximately $1,461,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

At June 30, 2026, accruals for cash dividends payable on the Series A Preferred Stock were $1.27 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on July 15, 2026.

At June 30, 2026, accruals for capitalized costs related to the Mojave Groundwater Bank included in property, plant and equipment and water programs were approximately $0.9 million and are expected to be paid in 2026.

During the six months ended June 30, 2026, the Company recorded $3.3 million as a non-cash debt discount related to the issuance of 375,000 shares of its common stock in conjunction with the second draw of $15 million under the Lytton Credit Agreement (see Note 3 – “Long-Term Debt”). This debt discount will be amortized into interest expense over the remaining term of the loan.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	June 30, 2026	December 31, 2025	June 30, 2025
(in thousands)

Cash and Cash Equivalents	$5,319	$8,599	$13,205
Restricted Cash	-	-	-
Long-Term Restricted Cash	2,759	2,759	2,759
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$8,078	$11,358	$15,964

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

NOTE 2 – REPORTABLE SEGMENTS

The Company currently operates in two reportable segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including pre-revenue development of the Mojave Groundwater Bank (supply, storage and conveyance), and agricultural operations. The Company’s second operating segment is its Water Treatment Technology business, consisting of ATEC Water Systems LLC (“ATEC”), which provides innovative water treatment solutions for impaired or contaminated groundwater sources. The Chief Operating Decision-Maker for our Land and Water Resources segment is the Chief Executive Officer of Cadiz Inc. and for the Water Treatment Technology segment is the Chief Executive Officer of ATEC.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the three and six ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(in thousands)	Land and Water Resources	Water Treatment Technology	Total

Revenues	219	760	979

Costs and expenses:
Cost of sales	423	580	1,003
General and administrative	7,380	1,044	8,424
Depreciation	372	15	387

Total costs and expenses	8,175	1,639	9,814

Operating (loss) income	$(7,956)	$(879)	$(8,835)

Cadiz Inc.

	Three Months Ended June 30, 2025
(in thousands)	Land and Water Resources	Water Treatment Technology	Total

Revenues	431	3,695	4,126

Costs and expenses:
Cost of sales	614	2,051	2,665
General and administrative	5,750	1,185	6,935
Depreciation	294	9	303

Total costs and expenses	6,658	3,245	9,903

Operating (loss) income	$(6,227)	$450	$(5,777)

	Six Months Ended June 30, 2026
(in thousands)	Land and Water Resources	Water Treatment Technology	Total

Revenues	577	2,034	2,611

Costs and expenses:
Cost of sales	705	1,505	2,210
General and administrative	13,124	2,177	15,301
Depreciation	744	26	770

Total costs and expenses	14,573	3,708	18,281

Operating (loss) income	$(13,996)	$(1,674)	$(15,670)

	Six Months Ended June 30, 2025
(in thousands)	Land and Water Resources	Water Treatment Technology	Total

Revenues	996	6,084	7,080

Costs and expenses:
Cost of sales	1,113	3,630	4,743
General and administrative	13,147	1,895	15,042
Depreciation	589	16	605

Total costs and expenses	14,849	5,541	20,390

Operating (loss) income	$(13,853)	$543	$(13,310)

Assets by operating segment are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Operating Segment:
Water and Land Resources	$126,887	$130,900
Water Treatment Technology	7,876	10,014
	$134,763	$140,914

Cadiz Inc.

Goodwill by operating segment is as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Treatment Technology	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	June 30, 2026
	Water and Land Resources	Water Treatment Technology	Total

Land and land improvements	$39,211	$-	$39,211
Water programs	32,457	-	32,457
Pipeline	22,109	-	22,109
Buildings	1,837	-	1,837
Leasehold improvements, furniture and fixtures	1,616	8	1,624
Machinery and equipment	4,076	513	4,589
Construction in progress	7,655	173	7,828
	108,961	694	109,655
Less accumulated depreciation	(12,369)	(222)	(12,591)
	$96,592	$472	$97,064

	December 31, 2025
	Water and Land Resources	Water Treatment Technology	Total

Land and land improvements	$39,211	$-	$39,211
Water programs	32,023	-	32,023
Pipeline	22,106	-	22,106
Buildings	1,805	-	1,805
Leasehold improvements, furniture and fixtures	1,616	7	1,623
Machinery and equipment	4,032	395	4,427
Construction in progress	5,940	78	6,018
	106,733	480	107,213
Less accumulated depreciation	(11,625)	(204)	(11,829)
	$95,108	$276	$95,384

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company’s senior secured debt and the Company’s convertible note instrument approximates fair value. The annual effective interest rate on the Company’s debt was 15.4% for the six months ended June 30, 2026.

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

The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027. The New Secured Convertible Debt bears PIK interest at a rate of 7% per annum, payable quarterly in arrears. The initial conversion price of the New Secured Convertible Debt is $5.30 per share and will be subject to anti-dilution adjustments. As a result of a registered direct offering that was completed in March 2025, the conversion price of the New Secured Convertible Debt was reduced to $5.04 per share.  On August 12, 2026, the maturity date of each of these loans was extended to June 30, 2028.

In connection with the debts issued to Heerema, the Company issued a warrant to purchase 1,000,000 shares of our common stock (the “Heerema Warrant”) to Heerema. The initial exercise price of the Heerema Warrant is $5.00 per share, which is subject to anti-dilution adjustments. As a result of a registered direct offering that was completed in March 2025, the exercise price of the Heerema Warrant was reduced to $4.75 per share. Following an amendment completed on August 12, 2026, the Heerema Warrant currently expires on June 30, 2028. The Company recorded the fair value of the Heerema Warrant on the issuance date in additional paid-in capital in the amount of $0.9 million. In addition, the fair value of the Heerema Warrant was recorded as debt discount and is being amortized over the term of the secured debt issued to Heerema.

Cadiz Inc.

Heerema, who holds the New Secured Convertible Debt, non-convertible term loans and Heerema Warrant, is also a significant shareholder as the holder of 25,695,300 shares of the Company’s common stock or 30.5% of the issued and outstanding shares as of June 30, 2026.

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

The Credit Agreement includes customary affirmative and negative covenants, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the Credit Agreement includes customary events of default and remedies. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2026.

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

Cadiz Inc.

The Company has evaluated whether the contracts to issue the Company’s common stock to secure funding should be classified as equity or a derivative liability pursuant to ASC 815-40. The Company’s obligation to deliver variable funding fee shares depending on the amount drawn on the facility by the Company was determined to be an equity contract and this obligation is recognized as a derivative liability of $7 million at inception on October 27, 2025 and $2.2 million as of June 30, 2026, subject to reassessment at each reporting period. The value of the commitment shares and the derivative liability at inception were capitalized in other noncurrent assets, $4.7 million as of June 30, 2026. A portion of the asset is recognized as a debt discount when the loan is drawn. The extension fee is an equity contract that is not separately recognized as the probability of extending the maturity date was considered by the Company to be remote.

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

On November 4, 2025, the Company made an initial draw of $15 million for reimbursement of Mojave Groundwater Bank project expenses and to support development activities. A second draw of $15 million was made in March 2026. A third draw of $10 million was made in August 2026.

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

Of the total 7,200,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 6,590,598 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of June 30, 2026. Of the 6,590,598 shares and RSUs awarded, 45,773 shares were awarded to the Company’s directors on June 30, 2026 for services performed during the plan year ended June 30, 2026. These shares will vest and be issued on January 31, 2027.

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

In September 2024, the Company granted 275,000 RSUs in conjunction with entering into an employment agreement with the Company’s Chief Operating Officer. 137,500 of these RSUs vest over a three-year period from September 2024 to September 2027 and the remaining 137,500 RSUs will vest upon achievement of milestones related to completion of certain permits, entering into binding contracts for water delivery or storage, and delivery of water. In July 2026, 25,000 of the shares underlying these RSUs vested upon achievement of certain milestones.

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

Cadiz Inc.

In March 2025, 145,000 RSUs were granted to consultants ( “March 2025 RSU Grant”). Of the 145,000 RSUs granted under the March 2025 RSU Grant, 85,000 shares were subject to vesting upon achievement of certain milestones and 60,000 shares vest over a period of one year.  In June 2025, 55,000 of the shares underlying these RSUs vested upon achievement of certain milestones; in June 2026, 15,000 of the shares underlying these RSUs vested upon achievement of certain milestones; and in July 2026, 15,000 of the shares underlying these RSUs vested upon achievement of certain milestones.

In September 2025, 150,000 RSUs and PSUs were granted to a consultant ( “September 2025 RSU Grant”). Of the 150,000 units granted under the September 2025 RSU Grant, 25,000 RSUs vested on September 30, 2025 and 50,000 RSUs expired on March 31, 2026. The remaining 75,000 PSUs vest upon the company’s stock achieving certain price hurdles.

In October 2025, 1,060,600 RSUs were granted to employees ( “October 2025 RSU Grant”). Of the 1,060,600 RSUs granted under the October 2025 RSU Grant, 700,000 RUSs were subject to vesting upon achievement of milestones related to completion of certain permits, entering into binding contracts for water delivery and storage and delivery of water, and 360,600 RSUs vest in quarterly installments through December 31, 2027. In October 2025, 50,000 of the shares underlying these RSUs vested upon achievement of certain milestones. In July 2026, 95,000 of the shares underlying these RSUs vested upon achievement of certain milestones.

In April 2026, 275,500 RSUs for bonus awards were granted to employees and consultants which vested and became issuable immediately. Of these 275,500 RSUs, the Company issued 250,575 shares net of taxes withheld and paid in cash by the Company.

The accompanying consolidated statements of operations and comprehensive loss include approximately $2,308,000 and $3,319,000 of stock-based compensation expense related to stock awards in the six months ended June 30, 2026 and 2025, respectively.

NOTE 5 – INCOME TAXES

As of June 30, 2026 the Company had net operating loss (“NOL”) carryforwards of approximately $393 million for federal income tax purposes and $374 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2045 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and a tax ownership change that occurred in June 2021.

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

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,440,000 and 10,507,000 for the three months ended June 30, 2026 and 2025, respectively; and 11,440,000 and 10,476,000 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 7 – LEASES & PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Effective February 1, 2024, the Company entered into a 26-year right-of-way agreement with the United States Bureau of Land Management (“BLM”) with respect to the Company’s Northern Pipeline asset which resulted in recording right-of-use assets and lease liabilities in the amount of $1.9 million resulting from $4.8 million in future lease payments over the 26 years less imputed interest of $2.9 million based upon a 10% weighted average discount rate. Rent under the agreement is set at fair market value as determined by BLM under its published per-acre rent schedule for linear rights-of-way, which is adjusted annually by a defined inflation factor and recalculated by BLM periodically. In accordance with ASC 842, the Company measured its lease payments using the rate in effect at the February 1, 2024 commencement date, approximately $186,000 annually, and does not remeasure the lease liability for subsequent changes in that rate.

Effective January 1, 2026, BLM issued an updated per-acre rent schedule for calendar years 2026 through 2035, under which rent billed for the right-of-way increased to $474,000 for calendar year 2026. There was no change in the acreage encumbered or in any other term of the agreement.  In accordance with ASC 842, the Company recognizes the excess over the commencement-date rate as variable lease cost in the period incurred. Lease cost related to the BLM right-of-way was $237,000 for the six months ended June 30, 2026, consisting of operating lease cost of $93,000 and variable lease cost of $144,000, compared with $93,000 for the six months ended June 30, 2025. BLM's rent schedule provides for 2.6% annual increases through 2035 and is subject to recalculation thereafter, so future rent may differ materially from the payments included in the measurement of the lease liability.

Cadiz Inc.

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 28 months to 25 years as of June 30, 2026, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2049. The Company does not have any finance leases.

As a lessor, in February 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC (“FVF”) (the “lessee”), pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops (“FVF Lease Agreement”). As consideration for the lease, FVF paid the Company a one-time payment of $12.0 million upon closing. The Company expects to recognize non-cash rental income of $420,000 annually over the next five years related to the FVF Lease Agreement.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $770,000 and $605,000 for the six months ended June 30, 2026 and 2025, respectively.

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

On October 27, 2025, the Company recorded a derivative liability in the amount of $7 million related to funding fee shares to be issued under the Lytton Credit Agreement (see Note 3 – Long-Term Debt, above). $1.9 million of the derivative liability was reclassified to additional paid-in capital for the settlement of funding fee shares upon an initial borrowing of $15 million under the Lytton Credit Agreement in November 2025 and $1.8 million of the derivative liability was reclassified to additional paid-in capital for the settlement of funding fee shares upon a second draw of $15 million in March 2026. The fair value of the derivative liability was estimated using the equity spot price approach, which involves remeasuring the liability at each reporting date based on the Company's closing common stock price. The number of shares expected to be issued is determined in accordance with the funding fee formula specified in the debt agreement (i.e., 25,000 shares per $1 million of principal funded at each funding date). The change in fair value is recorded as an adjustment to the recorded derivative liability with the unrealized gains and losses reflected on the income statement.

Cadiz Inc.

(in thousands)	Level 3 Liabilities

Balance at December 31, 2025	$(5,050)
Reclassification of derivative liabilities to additional paid-in capital	1,826
Unrealized gain on derivative liability	1,029
Balance at June 30, 2026	$(2,195)

	Investments at Fair Value as of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total

Liabilities

Derivative Liabilities	$-	$-	$2,195	$2,195

Total Liabilities	$-	$-	$2,195	$2,195

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 125 million shares of Common Stock at a $0.01 par value. As of June 30, 2026, the Company had 84,161,245 shares issued and outstanding.

On March 7, 2025, the Company completed the sale and issuance of 5,715,000 shares of its common stock to certain institutional investors in a registered direct offering. The shares of common stock were sold at a purchase price of $3.50 per share, for aggregate gross proceeds of approximately $20.0 million and aggregate net proceeds of approximately $18.3 million.

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of March 31, 2023, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of June 30, 2026.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends are payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of June 30, 2026, the Company has paid aggregate cash dividends of $24,426,000. On June 19, 2026, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $550.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.55 per Depositary Share. The dividend totaling $1,265,000 was paid on July 15, 2026 to respective holders of record as of the close of business on July 2, 2026.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of June 30, 2026.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Mojave Groundwater Bank, $625,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Mojave Groundwater Bank. These funds may either be reimbursed or credited to participants’ participation in the Mojave Groundwater Bank and, accordingly, are fully reflected as deferred revenue as of June 30, 2026 and June 30, 2025.

In conjunction with the 26-year right-of-way agreement with the BLM with respect to the Company’s Northern Pipeline asset, the Company deposited approximately $420,000 towards a performance and reclamation bond with the BLM which has been recorded in Other Long-Term Deposits/Prepaid Expenses.

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

Cadiz Inc.

NOTE 11 – SUBSEQUENT EVENTS

In July 2026, the Company announced a chief financial officer succession plan pursuant to which Stanley E. Speer will retire as the Company’s Chief Financial Officer effective as of September 1, 2026. Jacinto J. Hernandez was appointed as the Company’s Executive Vice President of Finance and will become the Company’s Chief Financial Officer upon Mr. Speer’s retirement.

In conjunction with the succession plan, Mr. Hernandez was granted one-time inducement awards outside of the Company’s 2019 Equity Incentive Plan (the “Plan”) consisting of (i) 800,000 restricted stock units (“RSUs”), of which 200,000 RSUs will be vested upon grant, and the remaining 600,000 RSUs in twelve approximately equal quarterly installments over three years, and (ii) 800,000 performance stock units (“PSUs”) which will vest upon achievement of specified stock price hurdles.

In connection with his retirement, Mr. Speer entered into a Separation Agreement which provides for, among other things, accelerated vesting of unvested service-based RSUs representing 68,700 shares, a new grant of fully vested RSUs under the Plan representing 100,000 shares in lieu of Mr. Speer’s forfeited 2026 bonus opportunity, and continued eligibility for vesting of milestone-based RSUs representing 85,000 shares tied to the closing of the LLC project financing for the Northern Pipeline.  Additionally, Mr. Speer will forfeit unvested milestone-based RSUs representing 150,000 shares.

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

We are a water solutions provider with a unique combination of land, water and infrastructure assets located in Southern California between major water systems serving population centers in the Southwestern United States. Our portfolio of assets includes 2.5 million acre-feet of permitted water supply, 1 million acre-feet of groundwater storage capacity, 220 miles of existing, underground pipeline infrastructure, over 100 miles of right-of-way entitlements for pipeline construction, and versatile, scalable and cost-effective water treatment technology that removes contaminants and constituents of concern from groundwater. Our customers are public and private water systems, government agencies and commercial businesses.

We manage our landholdings and water supply, pipeline and water treatment technology assets to offer a suite of integrated products and services to public water systems, government agencies and commercial customers that include reliable water supply, groundwater storage, water conveyance and custom-designed water treatment systems.

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

Cadiz Inc.

Water Conveyance – We own an existing 220-mile 30-inch steel pipeline (“Northern Pipeline”), that intersects several water storage and conveyance facilities in Southern California, including the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The maximum potential capacity of the Northern Pipeline for water conveyance is anticipated to be 25,000 AFY with 21,275 AFY under contract. In July 2026, we received a 45-year right-of-way grant from the U.S. Department of the Interior and the Bureau of Land Management (“BLM”) that authorizes the conversion and operation of the Northern Pipeline for water conveyance including the construction of pump stations and related facilities on federal land. We also own a 99-year lease with the Arizona & California Railroad Company (“ARZC”) that authorizes construction of a 43-mile water conveyance pipeline (“Southern Pipeline”) within the active ARZC railroad right-of-way that extends from the Cadiz Ranch to the Colorado River Aqueduct (“CRA”). We currently expect the capacity of the Southern Pipeline to be 120,000 AFY to accommodate imported water storage. We hold an option to purchase up to 180 miles of existing unused 36” steel pipeline that can be used in construction of the Southern Pipeline system or to replace certain components of the Northern Pipeline.

Water Treatment Technology – In 2022, we completed the acquisition of the assets of ATEC Water Systems, Inc. into ATEC Water Systems, LLC (“ATEC”), which provides innovative water treatment solutions for impaired or contaminated groundwater sources. ATEC’s specialized filtration media provide cost-effective, high-rate of removal for common groundwater impairments and contaminants that pose health risks in drinking water including iron, manganese, arsenic, Chromium-6, nitrates, per-and-polyfluoroalkyl substances (PFAS) and other constituents of concern.

Our addition of pipeline infrastructure and ATEC water treatment technology to our portfolio of land and water assets has enabled us to adjust our business model to begin offering integrated services and solutions to public water systems that address the urgent challenges of climate change and make significant progress in advancing contract negotiations for water supply with public water systems.

The combination of the water supply, water storage and water conveyance infrastructure described above constitutes the “Mojave Groundwater Bank” as discussed in more detail in Item 1. – Business of our Annual Report on Form 10-K for the year ended December 31, 2025.

Beginning in 2024, we entered into long-term agreements with public water systems, private utility and other private water providers for the delivery of 21,275 AFY of annual water supply from the Mojave Groundwater Bank via the Northern Pipeline, representing approximately 85% of capacity of the Northern Pipeline and 45% of total average long-term supply available under our current permits. Through membership in Fenner Gap Mutual Water Company, the mutual water company we formed to carry out the project, participating water providers will purchase, for up to a 50-year term (take on delivery), their contracted water supply at an agreed upon market price between $1,650 - $2,100/AFY (2024 dollars) that is estimated to provide a volumetric commodity price for water at the wellhead, plus operations, maintenance, and pro-rated power costs for conveyance and prorated capital charge per acre-foot for dedicated pipeline capacity. The cost to participating water providers is estimated at this time without consideration of expected grant funding or low-interest government loans that may reduce capital costs.

Cadiz Inc.

We expect the remaining water supply available under our current permit to be contracted for delivery via the Southern Pipeline. In July 2026, we executed a Memorandum of Understanding (“MOU”) with Central Arizona Irrigation and Drainage District (“CAIDD”) for the purchase and sale of up to 10,000 acre-feet per year (“AFY”) from the Mojave Groundwater Bank, representing our first agreement for water supply with an Arizona water district. The MOU is subject to the negotiation of necessary interstate exchange agreements to enable delivery of water from the Mojave Groundwater Bank to CAIDD.

We are in discussion with several additional parties interested in contracting for the supply from the Southern Pipeline, including multiple water providers, municipalities and tribes in Arizona that could take delivery from the Colorado River’s Central Arizona Project under exchange agreements as well as existing Southern California based water users.

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

In September 2025, we executed an MOU with the U.S. Bureau of Reclamation (“Reclamation”) to explore incorporating the Mojave Groundwater Bank, including supply and storage capacity, into long-term Colorado River system planning, as federal authorities contemplate solutions to the ongoing drought and long-term stress on the river system. In late May, we entered into a funding agreement with Reclamation to support technical and regulatory review activities associated with 2025 MOU, including Reclamation’s review of proposed water exchange agreements necessary to deliver water to Arizona parties and technical work to validate water supply and delivery capability and evaluate necessary steps to support potential federal investment in the project.

To finance construction of all improvements and required facilities to operate the Mojave Groundwater Bank project including the Northern Pipeline, Southern Pipeline and related facilities, we established a new special purpose business entity Mojave Water Infrastructure Company LLC (“MWI”) that we expect will finance these capital costs in partnership with public sector, tribal and other investors through equity contributions as well as debt and/or grant financing opportunities.

We are currently engaged in the completion of due diligence with private equity investors for up to a targeted $400 million in equity commitments to MWI.  In October 2025, we entered into the Lytton Credit Agreement, pursuant to which we may require Lytton to provide up to $51 million in an unsecured loan facility, convertible into the Storage Cash Flows Right, which Lytton would then contribute to MWI, in exchange for equity interests in MWI on the same economic terms offered to other equity investors in MWI. The Lytton Credit Agreement represents the first tranche of equity capital being raised by MWI, to construct, own and operate the Mojave Groundwater Bank (see Note 3 to the Consolidated Financial Statements – “Long-Term Debt”).

Cadiz Inc.

Upon completion of definitive agreements for equity capital investments in MWI, we expect to contribute to MWI our pipeline infrastructure assets, including the Northern Pipeline and the Southern Pipeline and their right-of-ways and entitlements, as well as cash flows under the NPL water supply agreements. Lytton would also contribute to MWI its Storage Cash Flows Right (see Note 3 to the Consolidated Financial Statements – “Long-Term Debt”). Under this potential structure, in consideration of our transfer of assets, we expect to receive an upfront capital reimbursement payment at closing and an equity interest in MWI, entitling us to share in the long-term cash flows generated by MWI, among other consideration.

MWI investors are expected to coordinate with us and project participants to seek available infrastructure grants and/or other financing alternatives such as public debt and infrastructure debt financing. In February 2026 we received an invitation from the U.S. Environmental Protection Agency (“EPA”) to apply for up to $194 million under the Water Infrastructure Finance and Innovation Act (“WIFIA”) program to support Northern Pipeline conversion costs. This pre-application invitation reserves federal funding for the project while we advance through the underwriting process.

In addition to WIFIA, we are evaluating potential revenue bond issuances through a financing focused Joint Powers Authority formed by Fenner Gap Mutual Water Company and the County of San Bernardino in April 2026 to fund any remaining construction costs.

In July 2026, FGMWC executed the principal construction contracts for the Northern Pipeline conversion project using a construction manager at risk (“CMAR”) delivery model. The contracts establish guaranteed maximum prices (“GMPs”) for the pump station and pipeline replacement components of the Northern Pipeline conversion project. These GMPs, together with contractual pricing and option agreements for equipment, materials and necessary components expected to be procured by MWI, support an estimated capital cost of approximately $400 million to place the Northern Pipeline into service. The Northern Pipeline’s detailed engineering, procurement and construction pricing also provides a more reliable basis for estimating the cost of comparable components of the Southern Pipeline. Although the Southern Pipeline estimate remains subject to further engineering and negotiation of a GMP, we currently estimate that approximately $850 million to $1.0 billion of additional capital will be required to place the Southern Pipeline into service. In total, the expected Northern Pipeline and Southern Pipeline capital costs are estimated at $1.25 - $1.5, billion which is consistent with our estimate from last quarter.

ATEC and our agricultural operations provide our current principal source of revenue, although our working capital needs are not fully supported by these operations at this time. We presently rely upon debt and equity financing to support our working capital needs and development of our water solutions.

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land, water, pipeline and water treatment technology assets, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Cadiz Inc.

Results of Operations

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

We currently operate in two reportable segments. Our largest segment is Land and Water Resources, which comprises all activities regarding our properties in the eastern Mojave Desert, pre-revenue development of the Mojave Groundwater Bank (supply, storage and conveyance), and agricultural operations. Our second operating segment is Water Treatment Technology comprised of ATEC which provides innovative water treatment technology solutions for impaired or contaminated groundwater sources.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and gain on derivative liability are excluded from the computation of operating income (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(in thousands)	Land and Water Resources	Water Treatment Technology	Total

Revenues	219	760	979

Costs and expenses:
Cost of sales	423	580	1,003
General and administrative	7,380	1,044	8,424
Depreciation	372	15	387

Total costs and expenses	8,175	1,639	9,814

Operating (loss) income	$(7,956)	$(879)	$(8,835)

	Three Months Ended June 30, 2025
(in thousands)	Land and Water Resources	Water Treatment Technology	Total

Revenues	431	3,695	4,126

Costs and expenses:
Cost of sales	614	2,051	2,665
General and administrative	5,750	1,185	6,935
Depreciation	294	9	303

Total costs and expenses	6,658	3,245	9,903

Operating (loss) income	$(6,227)	$450	$(5,777)

We have not received significant revenues from our water supply, storage, or conveyance assets to date. Our revenues have been limited primarily to ATEC sales and sales from our alfalfa plantings and rental income from our agricultural leases.  As a result, we have historically incurred a net loss from operations.  We incurred an operating loss of $8.8 million in the three months ended June 30, 2026, compared to a $5.8 million operating loss during the three months ended June 30, 2025.  The higher operating loss in 2026 was primarily due to decreased gross profits from ATEC driven by reduced filter sales and increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank.  Net loss for the three months ended June 30, 2026 was $11.4 million compared to a $7.7 million net loss during the three months ended June 30, 2025.

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

Revenues Revenue totaled $1.0 million during the three months ended June 30, 2026 primarily related to ATEC sales totaling $0.8 million, sales from the harvest from our 890 acres of commercial alfalfa crop totaling $0.1 million and rental income from agricultural leases totaling $0.1 million. Revenue totaled $4.1 million during the three months ended June 30, 2025, primarily related to ATEC sales totaling $3.7 million, sales from the harvest from our 890 acres of commercial alfalfa crop totaling $0.3 million and rental income from agricultural leases totaling $0.1 million. The decrease in ATEC revenues primarily reflects an anticipated reduction in volume of filters shipped in the second quarter of 2026 compared to 2025. Filter revenues in the second quarter of 2025 primarily related to a mega project for the Central Utah Water Conservancy District’s Vineyard Wellfield Groundwater Polishing Project.

Cost of Sales Cost of sales totaled $1.0 million during the three months ended June 30, 2026, comprised of $0.6 million related to ATEC (23.7% gross margin) and $0.4 million related to our alfalfa crop harvest.  Cost of sales totaled $2.7 million during the three months ended June 30, 2025, comprised of $2.1 million related to ATEC (44.5% gross margin) and $0.6 million related to our alfalfa crop harvest.  The decrease in ATEC gross margin is primarily driven by spreading the fixed costs of manufacturing filters included in cost of sales over a reduced number of filters sold.

General and Administrative Expenses General and administrative expenses during the three months ended June 30, 2026, exclusive of stock-based compensation costs, totaled $6.6 million compared to $6.4 million for the three months ended June 30, 2025.  The increase in expenses was primarily due to increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank.  General and administrative expense for ATEC totaled $1.0 million during the three months ended June 30, 2026 compared with $1.2 million for the same period in 2025. The reduction in ATEC costs was primarily related to reduced marketing commissions from the lower filter sales.

Compensation costs for stock and option awards for the three months ended June 30, 2026, were $1.8 million, compared to $0.5 million for the three months ended June 30, 2025. The higher 2026 expense was primarily due to higher stock-based non-cash awards to employees and consultants in 2026 compared to 2025 (see Note 4 to the Condensed Consolidated Financial Statements – “Stock-Based Compensation Plans”).

Depreciation Depreciation expense totaled $0.4 million during the three months ended June 30, 2026 compared to $0.3 million during the three months ended June 30, 2025.

Cadiz Inc.

Interest Expense, net Net interest expense totaled $2.9 million during the three months ended June 30, 2026, compared to $2.0 million during the same period in 2025. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2026	2025

Cash interest on outstanding debt	$978	$379
PIK interest on outstanding debt	741	691
Interest added to lease obligation	860	779
Amortization of debt discount	645	376
Capitalized Interest	(194)	-
Interest income	(70)	(136)
Other income	(63)	(138)

	$2,897	$1,951

Increased interest expense is primarily due to borrowings under the Lytton Credit Agreement. Interest income primarily relates to interest on investments in short-term deposits.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Segment net revenue, segment operating expenses and segment operating (loss)/income information consisted of the following for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
(in thousands)	Land and Water Resources	Water Treatment Technology	Total

Revenues	577	2,034	2,611

Costs and expenses:
Cost of sales	705	1,505	2,210
General and administrative	13,124	2,177	15,301
Depreciation	744	26	770

Total costs and expenses	14,573	3,708	18,281

Operating (loss) income	$(13,996)	$(1,674)	$(15,670)

Cadiz Inc.

	Six Months Ended June 30, 2025
(in thousands)	Land and Water Resources	Water Treatment Technology	Total

Revenues	996	6,084	7,080

Costs and expenses:
Cost of sales	1,113	3,630	4,743
General and administrative	13,147	1,895	15,042
Depreciation	589	16	605

Total costs and expenses	14,849	5,541	20,390

Operating (loss) income	$(13,853)	$543	$(13,310)

We incurred an operating loss of $15.7 million in the six months ended June 30, 2026, compared to a $13.3 million operating loss during the six months ended June 30, 2025. The higher operating loss in 2026 was primarily due to decreased gross profits from ATEC driven by reduced filter sales.  Net loss for the six months ended June 30, 2026 was $20.0 million compared to a $17.3 million net loss during the six months ended June 30, 2025.

Revenues Revenue totaled $2.6 million during the six months ended June 30, 2026, primarily related to ATEC sales totaling $2.0 million, sales from the harvest from our 890 acres of commercial alfalfa crop totaling $0.4 million and rental income from our agricultural leases totaling $0.2 million. Revenue totaled $7.1 million during the six months ended June 30, 2025, primarily related to ATEC sales totaling $6.1 million, sales from the harvest from our 890 acres of commercial alfalfa crop totaling $0.8 million and rental income from our agricultural leases totaling $0.2 million. The decrease in ATEC revenues primarily reflects an anticipated reduction in volume of filters shipped in 2026 compared to 2025. Filter revenues in 2025 primarily related to a mega project for the Central Utah Water Conservancy District’s Vineyard Wellfield Groundwater Polishing Project.

Cost of Sales Cost of sales totaled $2.2 million during the six months ended June 30, 2026, which comprised of $1.5 million related to ATEC (26.0% gross margin) and $0.7 million related to our alfalfa crop harvest. Cost of sales totaled $4.7 million during the six months ended June 30, 2025, which comprised of $3.6 million related to ATEC (40.3% gross margin) and $1.1 million related to our alfalfa crop harvest. The decrease in ATEC gross margin is primarily driven by spreading the fixed costs of manufacturing filters included in cost of sales over a reduced number of filters sold.

General and Administrative Expenses General and administrative expenses, exclusive of stock-based compensation costs, totaled $13.0 million in the six months ended June 30, 2026, compared to $11.7 million in the six months ended June 30, 2025.  The increase in 2026 was primarily a result of increased legal and consulting fees incurred in advancing the development of the Mojave Groundwater Bank. General and administrative expense for ATEC totaled $2.2 million during the six months ended June 30, 2026 compared with $1.9 million for the same period in 2025. The increase in ATEC costs was primarily related to increased salaries and benefits and marketing expenses.

Cadiz Inc.

Compensation costs for stock and option awards for the six months ended June 30, 2026, were $2.3 million, compared to $3.3 million for the six months ended June 30, 2025. The higher 2025 expense was primarily due to stock-based non-cash awards to employees and consultants.

Depreciation Depreciation expense totaled $0.8 million during the six months ended June 30, 2026, compared to $0.6 million during the six months ended June 30, 2025.

Interest Expense, net Net interest expense totaled $5.4 million during the six months ended June 30, 2026 compared to $4.0 million during the same period in 2025. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2026	2025

Cash interest on outstanding debt	$1,656	$760
PIK interest on outstanding debt	1,461	1,362
Interest added to lease obligation	1,675	1,514
Amortization of debt discount	1,153	737
Capitalized Interest	(343)	-
Interest income	(107)	(227)
Other income	(133)	(138)

	$5,362	$4,008

Increased interest expense is primarily due to borrowings under the Lytton Credit Agreement. Interest income primarily relates to interest on investments in short-term deposits.

Liquidity and Capital Resources

Current Financing Arrangements

As we have not received sufficient revenues or gross profits from our water, agriculture or water treatment technology activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements and private equity placements.

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

Cadiz Inc.

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

Under the First Amended Credit Agreement, the maturity date of the Credit Agreement was extended from July 2, 2024 to June 30, 2026.

On March 6, 2024, we entered into a Third Amendment to Credit Agreement and First Amendment to Security Agreement (“Third Amended Credit Agreement”) with HHC $ Fund 2012 (“Heerema”) (see Note 3 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). Before entering into the Third Amended Credit Agreement, Heerema purchased the outstanding secured non-convertible term loans under the Credit Agreement (“Assignment”). In connection with the Assignment, the existing holders of both the Convertible Loan and non-convertible term loans consented to effectuate the Third Amended Credit Agreement in consideration of a consent fee in the aggregate amount of $479,845 payable in the form of our common stock (valued at $2.89 per share, or 166,036 shares), which was registered pursuant to an effective shelf registration statement on Form S-3 and a prospectus supplement thereunder. The Third Amended Credit Agreement provides, among other things, (a) a new tranche of senior secured convertible terms loans from Heerema in an aggregate principal amount of $20 million, having a maturity date of June 30, 2027 (“New Secured Convertible Debt”); (b) the aggregate principal amount of the secured non-convertible term loans acquired by Heerema has been increased from $20 million to $21.2 million and the applicable repayment fee in respect thereof has been eliminated; (c) the Convertible Loan existing prior to the Third Amended Credit Agreement, in an aggregate principal amount of approximately $16 million plus interest accruing thereon, has become unsecured; and (d) extension of the maturity date for the existing Convertible Loan and non-convertible loans to June 30, 2027.  On August 12, 2026, the maturity date of each of these loans was extended to June 30, 2028.

Cadiz Inc.

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

The proceeds from the Tribal Investment will be used to fund the construction, development, ownership, operation, and other ongoing costs of the Mojave Groundwater Bank, and to reimburse our expenses related thereto. We made an initial draw of $15 million for reimbursement of Mojave Groundwater Bank project expenses and to support development activities in November 2025, a second draw of $15 million in March 2026, and a third draw of $10 million in August 2026 (see Note 3 to the Consolidated Financial Statements – “Long-Term Debt”). An additional $11 million remains undrawn under the Lytton Credit Agreement.

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

Cash Used in Operating Activities. Cash used in operating activities totaled $12.2 million for the six months ended June 30, 2026 and $5.0 million for the six months ended June 30, 2025.  The cash was primarily used to fund general and administrative expenses related to our water development efforts, agricultural development efforts, and our ATEC business including working capital needs. The increase in cash used in operating activities was driven by the increased cash losses from operations in 2026 primarily resulting from reduced ATEC filter sales and corresponding working capital activity.

Cash Used in Investing Activities. Cash used for investing activities for the six months ended June 30, 2026, was $3.4 million, compared with $10.8 million for the six months ended June 30, 2025.  The cash used in 2026 was primarily related to engineering design costs related to the Mojave Groundwater Bank project.  The cash used in the 2025 was primarily related to securing an exclusive option to purchase up to 180 miles of steel pipeline for the development of the Mojave Groundwater Bank for $5.0 million, costs to convert three wells to natural gas of $3.5 million, and pipe inspection costs of $1.2 million for the Northern Pipeline.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $12.2 million for the six months ended June 30, 2026, compared with cash provided by financing activities of $14.3 million for the six months ended June 30, 2025. Proceeds from the financing activities in the 2026 period primarily related to a $15 million draw under the Lytton Credit Agreement in March 2026. Proceeds from financing activities for the 2025 period primarily related to the issuance of shares under a direct offering.

Outlook

Short-Term Outlook. Proceeds from draws under the Lytton Credit Agreement, including the $15 million draw made in March 2026 and the $10 million draw made in August 2026, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. Our ATEC operations are expected to be funded using existing capital, and anticipated cash profits generated from operations during 2026.

Cadiz Inc.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of June 30, 2026, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Cadiz Inc.

PART II - OTHER INFORMATION

ITEM 1.              Legal Proceedings

As noted under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025,third parties may file litigation in state or federal court challenging the approval of an infrastructure project. On July 28, 2026, two lawsuits were filed in the U.S. District Court for the Central District of California against the U.S. Department of the Interior and the Bureau of Land Management (“BLM”) by repeat litigants: the National Park Conservation Association, and others in the first case, and the Center for Biological Diversity, and others in the second case. Both lawsuits challenge the BLM’s July 2026 decision to issue a Federal Land Policy Management Act right-of-way grant to Fenner Gap Mutual Water Company, the entity formed by the Company that is responsible for carrying out the Project, authorizing the conversion and use of the Northern Pipeline to convey water across BLM-managed lands

The lawsuits allege that the BLM violated various federal laws and regulations and seek to vacate the right-of-way grant and require additional federal review. Neither the Company nor Fenner Gap Mutual Water Company was named as a party in the lawsuits. The cases remain at the pleading stage, and we expect the federal government to defend the BLM’s review and decision. We cannot predict the outcome of any such proceedings, however, at present we do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our business.

There have been no other material changes to legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01. Entry into a Material Definitive Agreement” and “Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

Fifth Amendment to Credit Agreement – Maturity Date Extension

On August 12, 2026, Cadiz Inc. (the “Company”) and its wholly-owned subsidiaries, Cadiz Real Estate LLC, ATEC Water Systems, LLC, and Octagon Partners LLC (collectively, the “Borrowers”), entered into a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) with Alter Domus (US) LLC as administrative agent, and the lenders party thereto including HHC $ Fund 2012 (the “Heerema Lender”), an affiliate of Heerema International Group Services S.A., which amends that certain Credit Agreement (the “Credit Agreement”), dated as of July 2, 2021 (as previously amended), by and among the Borrowers, the administrative agent, and the lenders party thereto from time to time.

The Fifth Amendment extends the maturity date of both the secured loans and the unsecured convertible loans under the Credit Agreement from June 30, 2027 to June 30, 2028.

The foregoing description of the Fifth Amendment does not purport to be complete and is qualified in its entirety by the full text of such document, which is filed as Exhibit 10.5 to this quarterly report and is incorporated by reference herein.

Amendment No. 1 to Common Stock Purchase Warrant

On August 12, 2026, the Company and the Heerema Lender, as holder of the Common Stock Purchase Warrant dated March 6, 2024 (the “Warrant”), entered into Amendment No. 1 to Common Stock Purchase Warrant (the “Warrant Amendment”), which amends the Warrant to extend its expiration date from June 30, 2027 to June 30, 2028.

The foregoing description of the Warrant Amendment does not purport to be complete and is qualified in its entirety by the full text of such document, which is filed as Exhibit 4.1 to this quarterly report and is incorporated by reference herein.

b.	Modifications to nomination process.

None.

c.	Insider trading arrangements.

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Cadiz Inc.

ITEM 6.            Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

*3.1	Cadiz Certificate of Incorporation, as amended

*4.1	Amendment No 1 to Common Stock Purchase Warrant

**10.1	Employment Agreement, dated as of July 27, 2026, by and between Cadiz Inc. and Jacinto J. Henandez

**10.2	Separation Agreement, dated as of July 27, 2026, by and between Cadiz Inc. and Stanley E. Speer

**10.3	Amended Construction Management At-Risk Agreement, dated July 27, 2026, by and between Fener Gap Mutual Water Company and W.M. Lyles Co.

**10.4	Construction Management At-Risk Agreement, dated July 27, 2026, by and between Fenner Gap Mutual Water Company and Mike Bubalo Construction Co., Inc.

*10.5	Fifth Amendment to the Credit Agreement, dated as of August 12, 2026, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time-to-time party thereto, and Alter Domus (US) LLC, as administrative agent

*31.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
**	Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Susan Kennedy	August 13, 2026
	Susan Kennedy Chief Executive Officer (Principal Executive Officer)	Date

By:	/s/ Stanley E. Speer	August 13, 2026
	Stanley E. Speer Chief Financial Officer and Secretary (Principal Financial Officer)	Date