Form 10-K/A
period 2025-12-31
CADIZ INC
filed 2026-10-29
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from …… to …….

Commission File Number 001-40579

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

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Cadiz Inc. (the “Company”) for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission on March 31, 2026 (the “Original Form 10-K”), is being filed for the sole purpose of correcting the Consent of Independent Registered Public Accounting Firm (the “Consent”) filed as Exhibit 23.1 to the Original Form 10-K. The filed Consent contained a typographical error in the date of the report referenced therein, which was incorrectly stated as March 30, 2026 instead of March 31, 2026, the date included in the manually signed Consent. A corrected Consent is filed as Exhibit 23.1 attached hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment No. 1 and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

1.	Financial Statements. The consolidated financial statements of the Company were included in Part II, Item 8 of the Original Form 10-K and are not included in this Amendment No. 1.

2.	Financial Statement Schedule. See Part II, Item 8 of the Original Form 10-K. ***

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Amendment No. 1.

**3.1	Cadiz Certificate of Incorporation, as amended

**3.2	Cadiz Bylaws, as amended

**3.3	Certificate of Designation of Series 1 Preferred Stock of Cadiz Inc.

**3.4	Certificate of Designation of 8.875% Series A Cumulative Perpetual Preferred Stock of Cadiz Inc.

**4.1	Form of Senior Indenture

**4.2	Form of Subordinated Indenture

**4.3	Deposit Agreement, dated effective as of July 2, 2021, by and among the Company, Continental Stock Transfer & Trust Company, as depositary, and the holders of the depositary receipts issued thereunder

**4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

**4.5	Common Stock Purchase Warrant dated as of March 6, 2024

**10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003

**10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**10.4	Longitudinal Lease Agreement dated September 17, 2008, between Arizona & California Railroad Company and Cadiz Real Estate, LLC

†**10.5	2019 Equity Incentive Plan, as amended

**10.6	Form of Option Agreement with Santa Margarita Water District

**10.7	Option Agreement with Golden State Water Company dated June 25, 2010

**10.8	Key Terms for First Amendment to Option and Golden State Water Company’s Conditional Exercise of its Option dated March 13, 2024

**10.9	Option Agreement with Suburban Water Systems dated October 4, 2010

**10.10	Option Agreement with California Water Service Company dated December 1, 2011

**10.11	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District

**10.12	First Amendment to the Memorandum of Understanding, dated November 2, 2023, by and among the Santa Margarita Water District, Cadiz Inc., Fenner Gap Mutual Water Company and San Bernardino County

**10.13	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012

**10.14	Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012

**10.15	Summary of Key Terms Between Antelope Valley - East Kern Water Agency and Fenner Gap Mutual Water Company dated May 24, 2023

**10.16	Agreement for the Delivery of Water Made Available by Cadiz Inc. and Fenner Gap Mutual Water Company to Public Water Systems, dated February 28, 2024, among Cadiz Inc., Cadiz Real Estate LLC, Fenner Gap Mutual Water Company and Fontana Water Company

**10.17	Term Sheet for the Delivery of Water Made Available by Cadiz Inc. and Fenner Gap Mutual Water Company to Santa Margarita Water District in the Northern Pipeline, dated February 28, 2024, among Cadiz Inc., Fenner Gap Mutual Water Company and Santa Margarita Water District

**10.18	Amendment for the Delivery of Water Made Available by Cadiz Inc. and Fenner Gap Mutual Water Company to Solomon Hills, dated April 18, 2024, among Cadiz Inc., Cadiz Real Estate LLC, Fenner Gap Mutual Water Company and Solstra Communities California LLC

**10.19	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC

†**10.20	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014

†**10.21	Amendment No. 1 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated March 10, 2020

†**10.22	Amendment No. 2 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated as of May 21, 2020

†**10.23	Employment Agreement between Cadiz Inc. and Stanley E. Speer dated as of May 21, 2020

**10.24	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District

**10.25	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC

**10.26	Purchase and Sale Agreement between El Paso Natural Gas Company, LLC, and Cadiz Inc. dated December 31, 2018

**10.27	First Amendment to Purchase and Sale Agreement dated February 3, 2020, by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.28	Second Amendment to Purchase and Sale Agreement dated December 4, 2020, by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.29	Credit Agreement, dated as of July 2, 2021, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time-to-time party thereto, and B. Riley Securities, Inc., as administrative agent

**10.30	First Amendment to Credit Agreement, dated as of February 2, 2023, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time-to-time party thereto, and B. Riley Securities, Inc. as administrative agent

**10.31	Second Amendment to Credit Agreement, dated as of August 14, 2023, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time-to-time party thereto, and B. Riley Securities, Inc. as administrative agent

**10.32	Third Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of March 6, 2024, by and among Cadiz Inc., Cadiz Real Estate LLC, ATEC Water Systems, LLC and Octagon Partners LLC as borrowers, and the lenders party thereto

**10.33	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of July 2, 2021

**10.34	First Amendment to Deed of Trust, Assignment of Leases and Rents, Securities Agreement, Financing Statement and Fixture Filing, dated as of February 2, 2023

†**10.35	Amended and Restated Employment Agreement between Cadiz Inc. and Susan P. Kennedy dated as of April 26, 2024

**10.36	Form of Board Observer and Nomination Right Agreement

**10.37	Amendment No. 1 to Board Observer and Nomination Right Agreement, dated as of March 6, 2024, by and between Cadiz Inc. and Heerema International Group Services S.A.

**10.38	Form of Registration Rights Agreement

**10.39	Form of Amendment No. 1 to Registration Rights Agreement

**10.40	Form of Amendment No. 2 to Registration Rights Agreement

**10.41	Amendment No. 3 to Registration Rights Agreement, dated as of March 6, 2024, by and between Cadiz Inc. and Heerema International Group Services S.A.

**10.42	Amended and Restated Limited Liability Company Agreement of ATEC Water Systems, LLC dated as of November 6, 2022

**10.43	Successor Agent and Amendment Agreement, dated as of July 23, 2024, by and among Cadiz Inc., Cadiz Real Estate LLC, ATEC Water Systems, LLC, Octagon Partners LLC, the other loan parties, the lenders thereto, B. Riley Securities, Inc and Alter Domus LLC

**10.44	Northern Pipeline Delivery Agreement, dated as of August 13, 2024, by and among Cadiz Inc., Cadiz Real Estate LLC, Fenner Gap Mutual Water Company and Cucamonga Valley Water District

†**10.45	Employment Agreement between Cadiz Inc. and Cathryn Rivera dated as of September 16, 2024

**10.46	Renewable Energy System Site Lease and Easement Agreement, dated October 21, 2024, between Cadiz Real Estate LLC and RIC Development, LLC

**10.47	Placement Agent Agreement, dated as of November 4, 2024, by and between the Company and B. Riley Securities, Inc.

**10.48	Purchase Option Agreement, dated November 10, 2024, by and among GMHR Acquisitions Co., LLC, LKM Industries Inc., North West Iron & Metal LLC and Cadiz Inc.

**10.49	Letter of Intent, dated November 21, 2024, by and between Lytton Rancheria of California and Cadiz Inc.

**10.50	Placement Agent Agreement, dated as of March 7, 2025, by and between the Company and Roth Capital Partners, LLC

**10.51	Credit Agreement, dated as of October 27, 2025, by and between the Company and Lytton Rancheria of California

**10.52	Memorandum of Understanding, effective as of September 25, 2025, among the Bureau of Reclamation, Fenner Valley Water Authority, and Fenner Gap Mutual Water Company

**19.1	Insider Trading Policy

**21.1	Subsidiaries of the Registrant

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Susan Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Jacinto Hernandez, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Susan P. Kennedy, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Original Form 10-K)

**32.2	Certification of Stanley E. Speer, then Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Original Form 10-K)

**97.1	Cadiz Clawback and Forfeiture Policy

** 101.INS	Inline XBRL Instance Document

** 101.SCH	Inline XBRL Taxonomy Extension Schema

** 101.CAL	Inline XBRL Taxonomy Extension Calculation

** 101.DEF	Inline XBRL Extension Definition

** 101.LAB	Inline XBRL Taxonomy Extension Label

** 101.PRE	Inline XBRL Taxonomy Extension Presentation

* 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or agreement.
*	Filed herewith.
**	Previously filed.
***	All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADIZ INC.

By:	/s/ Susan P. Kennedy
Susan P. Kennedy,
Chief Executive Officer

Date:	October 29, 2026